Form 10-Q
period 2009-11-12
Wendy's/Arby's Restaurants, LLC
filed 2009-11-12
CIK 1467974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number:  333-161613

WENDY’S/ARBY’S RESTAURANTS, LLC
(Exact name of registrant as specified in its charter)

Delaware	38-0471180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1155 Perimeter Center West, Atlanta, GA	30338
(Address of principal executive offices)	(Zip Code)

(678) 514-4100
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [  ]         No   [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  [  ]         No   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [  ]    Accelerated filer  [  ]    Non-accelerated filer  [X]     Smaller reporting company  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]         No   [X]

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
CONDENSED COMBINED BALANCE SHEETS
(In Thousands)

	September 27,	December 28,
	2009	2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$616,870	$63,080
Restricted cash equivalents	986	20,792
Accounts and notes receivable	85,680	91,347
Inventories	21,991	24,647
Prepaid expenses and other current assets	33,585	23,650
Deferred income tax benefit	19,934	28,337
Advertising fund restricted assets	81,622	81,139
Total current assets	860,668	332,992
Restricted cash equivalents	5,842	6,462
Investments	103,999	96,523
Properties	1,655,502	1,754,920
Goodwill	883,601	859,052
Other intangible assets	1,398,530	1,411,420
Deferred costs and other assets	61,081	40,969
Total assets	$4,969,223	$4,502,338

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term debt	$16,558	$29,537
Accounts payable	85,404	135,245
Accrued expenses and other current liabilities	296,654	230,763
Advertising fund restricted liabilities	81,622	81,139
Total current liabilities	480,238	476,684
Long-term debt	1,487,562	1,060,150
Due to Wendy’s/Arby’s Group, Inc.	3,901	11,785
Deferred income	29,367	16,860
Deferred income taxes	512,726	526,658
Other liabilities	165,421	155,426
Invested equity:
Member interest, $0.01 par value; 1,000 shares authorized, one issued and outstanding	-	-
Other capital	2,931,332	2,958,921
Accumulated deficit	(474,116)	(506,511)
Advances to Wendy’s/Arby’s Group, Inc.	(155,000)	(155,000)
Accumulated other comprehensive loss	(12,208)	(42,635)
Total invested equity	2,290,008	2,254,775
Total liabilities and invested equity	$4,969,223	$4,502,338

See accompanying notes to unaudited condensed combined financial statements.

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(Unaudited)
Revenues:
Sales	$806,038	$287,641	$2,395,476	$860,560
Franchise revenues	97,183	22,730	284,416	65,679
	903,221	310,371	2,679,892	926,239
Costs and expenses:
Cost of sales	684,071	239,880	2,046,475	718,317
General and administrative	96,910	26,350	309,973	98,008
Depreciation and amortization	46,940	15,875	141,999	45,978
Impairment of long-lived assets	15,528	4,581	28,932	5,998
Facilities relocation and restructuring	1,725	(46)	5,892	81
Other operating (income) expense, net	(485)	-	1,246	(487)
	844,689	286,640	2,534,517	867,895
Operating profit	58,532	23,731	145,375	58,344
Interest expense	(35,899)	(13,696)	(88,262)	(41,512)
Other income (expense), net	755	132	(3,966)	589
Income before income taxes	23,388	10,167	53,147	17,421
Provision for income taxes	(9,168)	(3,798)	(20,752)	(6,742)
Net income	$14,220	$6,369	$32,395	$10,679

See accompanying notes to unaudited condensed combined financial statements.

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 27,	September 28,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income	$32,395	$10,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,999	45,978
Impairment of long-lived assets	28,932	5,997
Other operating transactions with Wendy’s/Arby’s Group, Inc.	16,643	(10,364)
Write-off and amortization of deferred financing costs	13,882	2,155
Net receipt of deferred vendor incentive	13,016	3,743
Share-based compensation provision	10,128	3,666
Non-cash rent expense	9,907	(139)
Distributions received from joint venture	7,106	-
Deferred income tax (benefit) provision, net	(26,963)	5,985
Other, net	2,638	(394)
Changes in operating assets and liabilities, net	26,750	(7,121)
Net cash provided by operating activities	276,433	60,185
Cash flows from investing activities:
Capital expenditures	(65,280)	(58,401)
Proceeds from dispositions	9,386	690
Cost of acquisitions, less cash acquired	(664)	(9,540)
Other, net	2,968	(391)
Net cash used in investing activities	(53,590)	(67,642)
Cash flows from financing activities:
Proceeds from long-term debt	556,006	33,668
Repayments of long-term debt	(153,754)	(87,162)
Deferred financing costs	(37,976)	-
Capital contributions from Wendy’s/Arby’s Group, Inc.	-	35,146
Dividends paid to Wendy’s/Arby’s Group, Inc.	(35,000)	-
Net cash provided by (used in) financing activities	329,276	(18,348)
Net cash provided by (used in) operations before effect of exchange rate changes on cash	552,119	(25,805)
Effect of exchange rate changes on cash	1,671	-
Net increase (decrease) in cash and cash equivalents	553,790	(25,805)
Cash and cash equivalents at beginning of period	63,080	44,056
Cash and cash equivalents at end of period	$616,870	$18,251

See accompanying notes to unaudited condensed combined financial statements.

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 27,	September 28,
	2009	2008
	(Unaudited)
Supplemental disclosures of cash flow information:
Cash paid during the period in operations for:
Interest	$52,963	$37,436
Income taxes, net of refunds, to non-affiliates	$5,808	$1,383
Supplemental schedule of non-cash investing and financing activities:
Total capital expenditures	$70,990	$66,039
Cash capital expenditures	(65,280)	(58,401)
Non-cash capitalized lease and certain sales-leaseback transactions	$5,710	$7,638

See accompanying notes to unaudited condensed combined financial statements.

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(In Thousands)

(1)       Basis of Presentation

The accompanying unaudited condensed combined financial statements (the “Financial Statements”) of Wendy’s/Arby’s Restaurants, LLC (“Wendy’s/Arby’s Restaurants” and, together with its subsidiaries, the “Company”, “we”, “us” or “our”), a direct wholly owned subsidiary of Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, however, the Financial Statements contain all adjustments necessary to present fairly our financial position as of September 27, 2009 and results of our operations for the three months and nine months ended September 27, 2009 and September 28, 2008 and our cash flows for the nine months ended September 27, 2009 and September 28, 2008. The results of operations for the three months and nine months ended September 27, 2009 are not necessarily indicative of the results to be expected for the full 2009 fiscal year. These Financial Statements should be read in conjunction with the audited combined financial statements and notes thereto included in the Company’s Registration Statement on Form S-4 filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 28, 2009 (registration number 333-161613), as amended by amendments to the Form S-4 filed on October 6, October 27 and November 5, 2009 (the “Form S-4”). In addition, in preparing the Financial Statements, we have reviewed and considered all significant events occurring subsequent to September 27, 2009 and up until November 12, 2009, the date of the issuance of the Financial Statements.

On September 29, 2008 (the “Closing Date”), Wendy’s/Arby’s (formerly Triarc Companies, Inc. or “Triarc”) completed the merger (the “Wendy’s Merger”) with Wendy’s International Inc. (“Wendy’s”). Wendy’s/Arby’s Restaurants was formed by Wendy’s/Arby’s as a wholly-owned subsidiary holding company in October 2008. Wendy’s/Arby’s Restaurants’ sole asset at formation consisted of the contribution by Wendy’s/Arby’s of its investment in Wendy’s. In March 2009, Wendy’s/Arby’s contributed its longstanding investment in Arby’s Restaurant Group, Inc. and subsidiaries (“ARG” or “Arby’s”) to Wendy’s/Arby’s Restaurants.  Wendy’s/Arby’s Restaurants has no assets or operations other than those of Wendy’s and Arby’s.

The combined financial statements present the historical results of Arby’s and Wendy’s as if Wendy’s/Arby’s Restaurants had existed as a separate legal entity by the beginning of the earliest period presented.  The combined financial statements have been derived from the consolidated financial statements and historical accounting records of Wendy’s/Arby’s.  Accordingly, the combined financial statements include the results of Arby’s and Wendy’s beginning from their time of ownership by Wendy’s/Arby’s.  As a result, financial results for periods prior to September 29, 2008 include solely the financial results of Arby’s.

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. All three-month periods presented contain 13 weeks and all nine-month periods presented contain 39 weeks. Because our 2009 fiscal year, ending on January 3, 2010, will contain 53 weeks, our fourth quarter will contain 14 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.

(2)       Acquisitions and Dispositions

Merger with Wendy’s International, Inc.

On September 29, 2008, Wendy’s/Arby’s completed the Wendy’s Merger. As a result of the Wendy’s Merger, the accounts of Wendy’s® are included for the three and nine months ended September 27, 2009, but have not been included for the three and nine months ended September 28, 2008. The total merger consideration of $2,515,521 has been allocated to Wendy’s net tangible and intangible assets acquired and liabilities assumed based on their fair values with the excess recognized as goodwill. During the nine months ended September 27, 2009, the preliminary allocation to goodwill of $850,908 at December 28, 2008 was impacted primarily by changes in the fair values of assets acquired and liabilities assumed and the finalization of the deferred tax liability related to the Wendy’s Merger as follows:

Goodwill as reported at December 28, 2008	$850,908
Change in total merger consideration:
Decrease in the value of Wendy’s stock options that have been converted into Wendy’s/Arby’s options	(199)
Increase in Wendy’s Merger costs	325
Changes to fair values of assets and liabilities and deferred tax liability related to the merger:
Increase in investments	(683)
Increase in properties	(2,738)
Increase in favorable leases	(5,170)
Decrease in computer software	6
Decrease in accrued expenses and other current liabilities	(3,585)
Increase in other liabilities	15,196
Increase in unfavorable leases	6,709
Increase in deferred income tax liability	7,145
Goodwill as reported at September 27, 2009	$867,914

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(In Thousands)

Other acquisitions

We completed the acquisitions of the operating assets, and assumed liabilities, of 45 Arby’s® franchised restaurants during the nine months ended September 28, 2008. The total then estimated consideration for the acquisitions was $15,807 consisting of (1) $8,890 of cash (before consideration of $45 of cash acquired), (2) the assumption of $6,239 of debt and (3) $678 of related estimated expenses. The aggregate purchase price of $16,294 also included $693 of losses from the settlement of unfavorable franchise rights and a $1,180 gain on the termination of subleases both included in “Other operating (income) expense, net” in the accompanying unaudited condensed combined statement of operations.

Dispositions

During the nine months ended September 27, 2009, the Company received proceeds from dispositions of $9,386 consisting of $3,384 from the sale of ten Wendy’s units to a franchisee and $6,002 related to other dispositions. These sales resulted in a net loss of $633 which is included in “Depreciation and amortization”.

(3)	Debt

Senior Notes

On June 23, 2009, Wendy’s/Arby’s Restaurants issued $565,000 principal amount of Senior Notes (the “Senior Notes”). The Senior Notes will mature on July 15, 2016 and accrue interest at 10.00% per annum, payable semi-annually on January 15 and July 15, with the first payment on January 15, 2010. The Senior Notes were issued at 97.533% of the principal amount, representing a yield to maturity of 10.50% and resulting in net proceeds paid to us of $551,061. The $13,939 discount is being accreted and the related charge included in “Interest expense” until the Senior Notes mature. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by certain direct and indirect domestic subsidiaries of Wendy’s/Arby’s Restaurants (collectively, the “Guarantors”).

Wendy’s/Arby’s Restaurants incurred approximately $21,105 in costs related to the issuance of the Senior Notes which are being amortized to interest expense over the Senior Notes’ term utilizing the effective interest method.

An Indenture dated as of June 23, 2009 (the “Indenture”) among Wendy’s/Arby’s Restaurants, the Guarantors and U.S. Bank National Association, as trustee (the “Trustee”), includes certain customary covenants that, subject to a number of important exceptions and qualifications, limit the ability of Wendy’s/Arby’s Restaurants and its restricted subsidiaries to, among other things, incur debt or issue preferred or disqualified stock, pay dividends on equity interests, redeem or repurchase equity interests or prepay or repurchase subordinated debt, make some types of investments and sell assets, incur certain liens, engage in transactions with affiliates (except on an arms-length basis), and consolidate, merge or sell all or substantially all of their assets.

On November 9, 2009, Wendy's/Arby's Restaurants commenced an exchange offer for the initial notes (the “Initial Notes”) issued on June 23, 2009 pursuant to a registration rights agreement entered into in connection with the issuance of the Initial Notes. In the exchange offer, Wendy's/Arby's Restaurants is offering to exchange its outstanding $565,000 aggregate principal amount of Initial Notes for a like aggregate amount of its 10% Senior Notes due 2016 registered under the Securities Act of 1933 (the “Exchange Notes”).  The Exchange Notes issued in the exchange offer will have substantially similar terms as the Initial Notes, except that the Exchange Notes will have no transfer restrictions or registration rights. The expiration date of the exchange offer is December 9, 2009, unless extended by Wendy's/Arby's Restaurants.

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(In Thousands)

Senior Secured Term Loan

On June 10, 2009, Wendy’s/Arby’s Restaurants entered into an Amendment No. 1 to the amended and restated Arby’s Credit Agreement (as so amended, the “Credit Agreement”) which, among other things (1) permitted the issuance by Wendy’s/Arby’s Restaurants of the Senior Notes described above and the incurrence of debt thereunder, and permitted Wendy’s/Arby’s Restaurants to dividend to Wendy’s/Arby’s the net cash proceeds of the Senior Notes issuance less amounts used to prepay the senior secured term loan under the Credit Agreement and pay accrued interest thereon and certain other payments, (2) modified certain total leverage financial covenants, added certain financial covenants based on senior secured leverage ratios and modified the minimum interest coverage ratio, (3) permitted the prepayment at any time prior to maturity of certain senior notes of Wendy’s and eliminated certain incremental debt baskets in the covenant prohibiting the incurrence of additional indebtedness and (4) modified the interest margins to provide that the margins will fluctuate based on Wendy’s/Arby’s Restaurants’ corporate credit rating. Wendy’s/Arby’s Restaurants incurred approximately $3,107 in costs related to Amendment No. 1.

As amended, the term loan under the Credit Agreement and amounts borrowed under the revolving credit facility under the Credit Agreement bear interest at our option at either (i) the Eurodollar Base Rate (as defined in the Credit Agreement), as adjusted pursuant to applicable regulations (but not less than 2.75%), plus an interest rate margin of 4.00%, 4.50%, 5.00% or 6.00% per annum, depending on Wendy’s/Arby’s Restaurants’ corporate credit rating, or (ii) the Base Rate (as defined in the Credit Agreement), which is the higher of the interest rate announced by the administrative agent for the Credit Agreement as its base rate and the Federal funds rate plus 0.50% (but not less that 3.75%), in either case plus an interest rate margin of 3.00%, 3.50%, 4.00% or 5.00% per annum, depending on Wendy’s/Arby’s Restaurants’ corporate credit rating. Based on Wendy’s/Arby’s Restaurants’ corporate credit rating at the effective date of Amendment No. 1 and as of September 27, 2009, the applicable interest rate margins available to us were 4.50% for Eurodollar Base Rate borrowings and 3.50% for Base Rate borrowings. Since the effective date of Amendment No. 1 and as of September 27, 2009, we have elected to use the Eurodollar Base Rate which resulted in a rate of 7.25% for the 2009 third quarter.

Concurrent with the closing of the issuance of the Senior Notes, we prepaid the term loan under the Credit Agreement in an aggregate principal amount of $132,500 and accrued interest thereon.

Derivatives

During the third quarter of 2009, we entered into several interest rate swap agreements (the “Interest Rate Swaps”) with notional amounts totaling $361,000 that swap the fixed rate interest rates on our 6.20% and 6.25% Wendy’s Senior Notes for floating rates.   The Company’s primary objective for entering into derivative instruments is to manage its exposure to changes in interest rates, as well as to maintain an appropriate mix of fixed and variable rate debt.

The Interest Rate Swaps are accounted for as fair value hedges and qualify for the short-cut method under the applicable guidance. At September 27, 2009, the fair value of our Interest Rate Swaps was $2,765 and has been included in “Deferred costs and other assets” and as an adjustment to the carrying amount of the 6.20% and 6.25% Wendy’s Senior Notes in the accompanying balance sheet.

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(In Thousands)

(4)  Fair Value Measurement of Financial Assets and Liabilities

The carrying amounts and estimated fair values of the Company’s financial assets and liabilities were as follows:

	September 27, 2009
	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents (a)	$616,870	$616,870
Restricted cash equivalents (a):
Current	986	986
Non-current	5,842	5,842
Non-current investment (b)	4,620	5,228
Interest Rate Swaps (c)	2,765	2,765
Financial liabilities:
Long-term debt, including current portion:
10.00% Senior Notes (d)	551,413	597,770
Senior secured term loan, weighted average effective interest of 7.25% (d)	252,805	254,067
6.20% senior notes (d)	204,455	220,500
6.25% senior notes (d)	192,482	198,400
Sale-leaseback obligations (e)	125,720	121,258
Capitalized lease obligations (e)	91,544	87,867
7% Debentures (d)	79,793	72,500
Notes payable, weighted average interest of 7.27% (e)	4,402	4,367
Other	1,506	1,482
Total long-term debt, including current portion	$1,504,120	$1,558,211
Guarantees of:
Lease obligations for Arby’s restaurants not operated by the Company (f)	398	398
Wendy’s franchisee loans obligations (g)	663	663
_________________________
(a)	The carrying amounts approximated fair value due to the short-term maturities of the cash equivalents or restricted cash equivalents.
(b)	The fair value of this non-current cost investment is based on the investment manager’s statement which includes valuations performed by the investment manager.
(c)	The fair values were based on information provided by the bank counterparties that is model-driven and whose inputs are observable or whose significant value drivers are observable. (Level 2 inputs)
(d)	The fair values are based on quoted market prices. (Level 1 inputs)

(e)
The fair values were determined by discounting the future scheduled principal payments using an interest rate assuming the same original issuance spread over a current Treasury bond yield for securities with similar durations.

(f)	The fair value was assumed to reasonably approximate the carrying amount since the carrying amount represents the fair value as of the acquisition of RTM Restaurant Group less subsequent amortization.

(g)
Wendy’s provided loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new store development and equipment financing. Wendy’s has accrued a liability for the fair value of these guarantees, the calculation for which was based upon a weighed average risk percentage established at the inception of each program.

The carrying amounts of current accounts and notes receivable and non-current notes receivable approximated fair value due to the related allowance for doubtful accounts and notes receivable. The carrying amounts of accounts payable and accrued expenses and advertising fund restricted assets and liabilities approximated fair value due to the short-term maturities of those items.

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(In Thousands)

(5)       Impairment of Long-lived Assets

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Arby’s restaurant segment:
Impairment of Company-owned restaurants:
Properties	$13,923	$4,053	$25,719	$5,207
Intangible assets	1,319	528	2,257	791
	15,242	4,581	27,976	5,998

Wendy’s restaurant segment:
Impairment of surplus properties:	286	-	956	-
Total impairment of long-lived assets	$15,528	$4,581	$28,932	$5,998

The Arby’s restaurant segment impairment losses reflect (1) the deterioration in operating performance of certain restaurants and (2) additional charges for restaurants impaired in a prior year. The Wendy’s restaurant segment impairment losses reflect write-downs in the carrying value of surplus properties and properties held for sale.

Impairment losses represented the excess of the carrying value over the fair value of the affected assets and are included in “Impairment of long-lived assets.” The fair values of impaired assets discussed above for the Arby’s restaurants segment were estimated based upon the present values of the anticipated cash flows associated with each asset (a Level 3 estimate). The fair values of the impaired assets (a Level 3 estimate) discussed above for the Wendy’s restaurants segment were estimated based upon their expected realizable value, which reflect market declines in the areas where the properties are located.

(6)       Facilities Relocation and Restructuring

The facilities relocation and restructuring charges in our restaurant segment for the nine months ended September 27, 2009 of $5,892 are primarily related to severance costs associated with the Wendy’s Merger. For the remainder of 2009, we expect to incur additional facilities relocation and restructuring charges of $1,349 related to additional severance costs from the Wendy’s Merger.

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(In Thousands)

An analysis of activity in the facilities relocation and restructuring accrual during the nine months ended September 27, 2009 is as follows:

	Nine Months Ended
	September 27, 2009
	Balance				Balance	Total	Total
	December 28,			Adjustment	September 27,	Expected to be	Incurred
	2008	Provision	Payments	(1)	2009	Incurred	to Date
Wendy’s restaurant segment:
Cash obligations:
Severance costs	$1,469	$5,964	$(2,981)	$1,405	$5,857	$13,421	$12,072
Total Wendy’s restaurant segment	1,469	5,964	(2,981)	1,405	5,857	13,421	12,072

Arby’s restaurant segment:
Cash obligations:
Employee relocation costs	72	(72)	-	-	-	4,579	4,579
Other	-	-	-	-	-	7,471	7,471
	72	(72)	-	-	-	12,050	12,050
Non-cash charges	-	-	-	-	-	719	719
Total Arby’s restaurant segment	72	(72)	-	-	-	12,769	12,769
	$1,541	$5,892	$(2,981)	$1,405	$5,857	$26,190	$24,841

(1) This amount represents the remaining liability for severance costs initially recorded at Wendy’s/Arby’s and transferred to Wendy’s/Arby’s Restaurants during 2009.

(7)       Investment in Joint Venture with Tim Hortons Inc.

Wendy’s is a partner in a Canadian restaurant real estate joint venture (“TimWen”) with Tim Hortons Inc. Wendy’s 50% share of the joint venture is accounted for using the Equity Method. Our equity in earnings from TimWen is included in “Other operating expense (income), net”.

Presented below is a summary of components related to our investment in TimWen included in our Condensed Combined Balance Sheet and Condensed Combined Statement of Operations as of and for the nine months ended September 27, 2009.

Balance at December 28, 2008	$89,771

Equity in earnings for the nine months ended September 27, 2009	8,289
Amortization of purchase price adjustments	(2,031)
	6,258	(a)

Distributions	(7,106)
Currency translation adjustment included in “Comprehensive income”	10,457
Balance at September 27, 2009	$99,380	(b)

________________________________
(a)	Equity in earnings for the nine months ended September 27, 2009 is included in “Other operating (income) expense, net”.
(b)	Included in “Investments”.

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(In Thousands)

Presented below is a summary of unaudited financial information of TimWen as of and for the nine months ended September 27, 2009 in Canadian dollars. The summary balance sheet financial information does not distinguish between current and long-term assets and liabilities:

	September 27, 2009
	(Canadian)
Balance sheet information:
Properties	C$	84,223
Cash and cash equivalents		8,465
Accounts receivable		5,026
Other		2,168
	C$	99,882

Accounts payable and accrued liabilities	C$	1,277
Other liabilities		10,902
Partners’ equity		87,703
	C$	99,882

	Nine months ended September 27, 2009
	(Canadian)
Income statement information:
Revenues	C$	28,769
Income before income taxes and net income		19,281

(8)       Other Than Temporary Losses on Investments

We analyze our unrealized losses on a quarterly basis.  Due to current market conditions and other factors, we recorded other than temporary losses on investments of $1,957 for the first nine months of 2009 (none in the 2009 third quarter) attributable primarily to the decline in fair value of one of our cost investments which is included in “Other income (expense), net.” Any other than temporary losses on our investments are dependent upon the underlying economics and/or volatility in their value and may or may not recur in future periods.

(9)       Income Taxes

The Company is included in the consolidated Federal and certain state income tax returns of Wendy’s/Arby’s, but provides for Federal and state income taxes on the same basis as if the Company and its subsidiaries filed consolidated returns separate from Wendy’s/Arby’s. Amounts payable for Federal and certain state income taxes are paid in cash by the Company to Wendy’s/Arby’s under a tax sharing agreement. During the nine months ended September 27, 2009, the Company made cash payments of $10,417 to Wendy’s/Arby’s for certain 2008 and estimated 2009 Federal and state income taxes.

The effective tax rates for the three months ended September 27, 2009 and September 28, 2008 were 39.2% and 37.4%, respectively. These rates vary from the U.S. Federal statutory rate of 35% due to the effect in the 2009 third quarter of adjustments related to prior year tax matters and the 2009 and 2008 third quarter effects of (1) state income taxes, net of Federal income tax benefit, (2) non-deductible expenses, (3) adjustments to our uncertain tax positions, (4) changes in our estimated full year tax rates and (5) tax credits.

The effective tax rates for the nine months ended September 27, 2009 and September 28, 2008 were 39.0% and 38.7%, respectively. These rates vary from the U.S. Federal statutory rate of 35% due to the 2009 effect of adjustments related to prior year tax matters and the 2009 and 2008 first nine months effects of (1) state income taxes, net of Federal income tax benefit, (2) non-deductible expenses, (3) adjustments to our uncertain tax positions, and (4) tax credits.

In the nine months ended September 27, 2009, we increased (decreased) our unrecognized tax benefits for prior periods by $1,233 for additions and by ($697) for statute expirations.  There were no other significant changes to unrecognized tax benefits in the nine months ended September 27, 2009 and September 28, 2008.

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(In Thousands)

The Internal Revenue Service (the “IRS”) is currently conducting an examination of our U.S. Federal income tax return for the 2009 tax year as part of the Compliance Assurance Program (“CAP”). We participated in the CAP for our tax period ended December 28, 2008 and prior to the Wendy’s Merger, Wendy’s was a participant in the CAP since the beginning of the 2006 tax year. CAP is a voluntary, real-time audit arrangement whereby taxpayers and the IRS address issues throughout the year as they emerge. Any matters relating to Wendy’s U.S. Federal income tax returns for 2007 and prior years have been settled.

Wendy’s/Arby’s U.S. Federal income tax returns for periods ended December 31, 2006 to September 29, 2008 are not currently under examination by the IRS. Our foreign income tax returns and Wendy’s foreign income tax returns for periods prior to the Wendy’s Merger are open to examination primarily for periods ending on or after January 1, 2006. Certain of these foreign income tax returns are currently under examination. Some of our state income tax returns and some of the Wendy’s state income tax returns for periods prior to the Wendy’s Merger are currently under examination. Certain of these states have issued notices of proposed tax assessments aggregating $4,501. We dispute these notices and believe their ultimate resolution will not have a material adverse impact on our consolidated financial position or results of operations.

(10)       Invested Equity

The following is a summary of the changes in invested equity:

	Nine Months Ended
	September 27,	September 28,
	2009	2008
Balance, beginning of year	$2,254,775	$153,662
Cash capital contribution	-	35,146
Comprehensive income (1)	62,822	10,582
Share-based compensation expense	10,128	3,666
Dividends paid to Wendy’s/Arby’s	(35,000)	-
Other	(2,717)	3
Balance, end of period	$2,290,008	$203,059

(1) The following is a summary of the components of comprehensive income, net of income taxes:

	Nine Months Ended
	September 27,	September 28,
	2009	2008
Net income	$32,395	$10,679
Net change in currency translation adjustment	30,415	(149)
Net unrealized pension loss	12	-
Net unrealized gains on cash flow hedges (a)	-	52
Other comprehensive income	30,427	(97)
Comprehensive income	$62,822	$10,582

(a) Net unrealized gains on cash flow hedges:
Nine Months Ended
September 28,
2008
Unrealized holding losses arising during the period	$(1,526)
Reclassifications of prior period unrealized holding losses into net income or loss	1,613
87
Income tax provision	(35)
$52

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(In Thousands)

(11)       Business Segments

We manage and internally report our operations in two brand segments: (1) the operation and franchising of Wendy’s restaurants, including its wholesale bakery operations, and (2) the operation and franchising of Arby’s restaurants. We evaluate segment performance and allocate resources based on each segment’s operating profit (loss) and other financial and non-financial factors. Prior to the Wendy’s Merger, we managed and reported our operations as one business segment.

In the first quarter of 2009, Wendy’s/Arby’s began charging the restaurant segments for support services based upon budgeted segment revenues. Prior to that date, the restaurant segments had directly incurred such costs. Commencing with the second quarter of 2009, Wendy’s/Arby’s Restaurants established a shared service center in Atlanta and allocated its operating costs to the restaurant segments based also on budgeted segment revenues.

The following is a summary of our segment information:

	Three months ended September 27, 2009
	Wendy’s	Arby’s
	Restaurants	Restaurants	Corporate	Total
Revenues:
Sales	$536,802	$269,236	$-	$806,038
Franchise revenues	76,713	20,470	-	97,183
	$613,515	$289,706	$-	$903,221
Depreciation and amortization	$31,444	$14,343	$1,153	$46,940
Operating profit (loss)	$69,876	$(8,862)	$(2,482)	$58,532
Interest expense				(35,899)
Other income, net				755
Income before income taxes				$23,388

	Nine months ended September 27, 2009
	Wendy’s	Arby’s
	Restaurants	Restaurants	Corporate	Total
Revenues:
Sales	$1,582,928	$812,548	$-	$2,395,476
Franchise revenues	224,006	60,410	-	284,416
	$1,806,934	$872,958	$-	$2,679,892
Depreciation and amortization	$96,739	$42,481	$2,779	$141,999
Operating profit (loss)	$155,400	$(3,950)	$(6,075)	$145,375
Interest expense				(88,262)
Other income, net				(3,966)
Income before income taxes				$53,147

	Wendy’s Restaurants	Arby’s Restaurants	Corporate (a)	Total
Three months ended September 27, 2009
Cash capital expenditures	$14,029	$6,799	$4,437	$25,265

Nine months ended September 27, 2009
Cash capital expenditures	$30,614	$22,660	$12,006	$65,280

(a)	The corporate capital expenditures are primarily related to the establishment of our shared services center.

There have been no material changes in total assets since the date of the Form S-4 filing, therefore total assets by business segment is not presented.

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(In Thousands)

(12)       Transactions with Related Parties

The following is a summary of transactions between the Company and its related parties:

	Nine months ended
	September 27, 2009	September 28, 2008
Wendy’s/Arby’s cost allocation to restaurant segments (a)	$34,085	$-
Capital contributions from Wendy’s/Arby’s (b)	-	35,146
Other transactions with Wendy’s/Arby’s:
Share-based compensation (c)	10,128	3,666
Payments for Federal and state income tax (d)	10,417	17,000
Expense (net credit) under management service agreements (e)	3,763	(1,128)
Charitable contributions to the Arby’s Foundation, Inc. (f)	500	500
Dividends paid to Wendy’s/Arby’s (g)	35,000	-
Senior Notes fees (h)	5,368	-

_____________________________
(a)
For the first quarter of 2009, Wendy’s/Arby’s charged the restaurant segments $34,085 for support services.  Prior to that date, the restaurant segments had directly incurred such costs.  In the opinion of management, such allocation is reasonable.  These costs are included in “General and administrative.”  During the nine months ended September 27, 2009, we settled $19,971 of such support center costs in cash through our intercompany account with Wendy’s/Arby’s.

On the first day of the second quarter of 2009, we established a shared service center in Atlanta.  As a result, support center costs from that date have been directly incurred by Wendy’s/Arby’s Restaurants and were allocated to the restaurant segments based on budgeted revenues.

(b)	During the third quarter of 2008, Wendy’s/Arby’s made $35,146 of capital contributions to Arby’s. The funds were used by Arby’s to make a voluntary prepayment on the senior secured term loan.

(c)
The Company provides share based compensation with respect to Wendy’s/Arby’s common stock to certain employees. Such compensation cost is allocated by Wendy’s/Arby’s to the Company and is correspondingly recorded as capital contributions from Wendy’s/Arby’s.

(d)	The Company makes payments to Wendy’s/Arby’s under a tax sharing agreement, as discussed in more detail in Note 9, which are settled in cash with Wendy’s/Arby’s.

(e)
The Company receives certain management services, including legal, accounting, tax, insurance, financial and other management services from Wendy’s/Arby’s. In connection with the RTM Acquisition, ARG entered into a management services agreement with Wendy’s/Arby’s effective July 25, 2005 that provides for an initial annual fixed fee of $4,500 plus annual cost of living adjustments beginning January 1, 2006.  Such fees are included in “General and administrative.” Amounts incurred under such service arrangements, and other incidental amounts, are settled through the Company’s intercompany account with Wendy’s/Arby’s. Amounts due to Wendy’s/Arby’s were $3,901 at September 27, 2009 and $11,785 at December 28, 2008.

As a result of the 2005 agreement with Wendy’s/Arby’s described above, the Company’s results of operations may not be indicative of those that would be achieved if the Company had operated on a stand alone basis.

Commencing in 2008, the Company also provides services to Wendy’s/Arby’s. Costs of the services that are allocated to Wendy’s/Arby’s are based on actual direct costs incurred. The Company believes that these allocations were made on a reasonable basis, and that providing these services to Wendy’s/Arby’s creates cost efficiencies; however, there has been no study or any attempt to obtain quotes from third parties to determine what the cost of obtaining such services from third parties would have been. The reimbursement of these costs totaled $4,854 for the nine months ended September 28, 2008 and are included as a reduction of “General and administrative” in the accompanying consolidated statements of operations.

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(In Thousands)

(f)
During 2009 and 2008 the Company paid $500 in each year for expenses on behalf of The Arby’s Foundation, Inc., a not-for-profit charitable foundation in which the Company has non-controlling representation on the board of directors, primarily utilizing funds reimbursed to it by Pepsi as provided for by the Pepsi contract. Such payments are included in “General and administrative.”

(g)	The Company paid $35,000 of periodic cash dividends to Wendy’s/Arby’s. These dividends were charged to “Invested Equity” during the 2009 first nine months.

(h)
Approximately $5,368 in fees for corporate finance advisory services were paid to a management company which was formed by directors of Wendy’s/Arby’s including its Chairman of the Board of Directors, who is its former Chief Executive Officer, its Vice Chairman of the Board of Directors, who is its former President and Chief Operating Officer, and another director, who is also its former Vice Chairman of the Board of Directors, in connection with the issuance of the Senior Notes.

Supply Chain Relationship Agreement

During the 2009 fourth quarter, Wendy’s and its franchisees entered into a purchasing co-op (the “Co-op”) relationship agreement (the “Co-op Agreement”). The Co-op will manage food and related product purchases and distribution services for the Wendy’s system in the United States and Canada. The Co-op’s supply chain management will ensure continuity of supply and provide consolidated purchasing efficiencies while monitoring possible obsolete inventory. The system’s current purchasing function is being performed and paid for by Wendy’s.  In order to facilitate the orderly transition of the current purchasing function, Wendy’s will transfer certain contracts and certain current Wendy’s purchasing employees to the Co-op in January 2010.  Pursuant to the terms of the Co-op Agreement, Wendy’s is required to pay $15,500 to the Co-op over an 18 month period in order to provide funding for start-up costs and cash reserves, as well as pay for services provided by the Co-op. Future operations of the Co-op will be paid by all members of the Co-op. The Co-op, as an independent organization, is not expected to be consolidated with the Company’s financial statements. Wendy’s expects to expense all required payments under the Co-op Agreement in the fourth quarter of 2009.

(13)       Legal and Environmental Matters

The Company disclosed putative class action complaints in its Form S-4 that had been filed against Wendy’s, its directors, and in two cases also Wendy’s/Arby’s, between April 25 and June 13, 2008, alleging breach of fiduciary duties arising out of the Wendy’s board of directors’ search for a merger partner and out of its approval of the merger agreement with Wendy’s/Arby’s on April 23, 2008, and failure to disclose material information related to the merger in Amendment No. 3 to the Wendy’s/Arby’s Form S-4 under the Securities Act of 1933 filed on August 14, 2008. These cases were described in the Company’s Form S-4 as the Guiseppone, Henzel, Smith and Ravanis cases.

As noted in the Company’s Form S-4, on July 1, 2009, the Common Pleas Court of Franklin County, Ohio entered a final order approving settlement of all claims in the Guiseppone, Henzel and Smith cases and certifying a class for settlement purposes only. On July 9, 2009, the Supreme Court of the State of New York, New York County entered a dismissal of the Ravanis case, with prejudice. The disposition of these cases was not material to the results of operations or financial condition of the Company.

In addition to the matters described above, we are involved in other litigation and claims incidental to our current and prior businesses. We have reserves for all of our legal and environmental matters aggregating $3,062 as of September 27, 2009. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

(14)       Accounting Standards

Accounting Standards Adopted during 2009

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued guidance on business combinations and noncontrolling interests in consolidated financial statements. This guidance changes the way companies account for business combinations and noncontrolling interests by, among other things, requiring (1) more assets and liabilities to be measured at fair value as of the acquisition date, including a valuation of the entire company being acquired where less than 100% of the company is acquired, (2) an acquirer in preacquisition periods to expense all acquisition-related costs, (3) changes in acquisition related deferred tax balances after the completion of the purchase price allocation be recognized in the statement of operations as opposed to through goodwill and (4) noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of stockholders’ equity.

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(In Thousands)

In addition, in April 2008, the FASB issued guidance on the determination of the useful life of intangible assets. In determining the useful life of acquired intangible assets, the new guidance removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. The new guidance also requires expanded disclosure related to the determination of intangible asset useful lives.

In April 2009, the FASB issued guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies which requires acquirers to recognize an asset acquired or liability assumed in a business combination that arises from a contingency at fair value if the acquisition-date fair value of that asset or liability can be determined during the measurement period.

The guidance on business combinations will not impact our recording of the Wendy’s Merger except for certain potential adjustments to deferred taxes included in the final allocation of the purchase price. The adoption of the presentation and disclosure requirements for noncontrolling interests in consolidated financial statements had no effect on the Company as it does not have any non-controlling interests.  The new guidance on business combinations and noncontrolling interests in consolidated financial statements will impact future acquisitions, if any, the effect of which will depend upon the nature and terms of such agreements.

In March 2008, the FASB published additional disclosure requirements for companies with derivative instruments and hedging activities that are designed to enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under the guidance for accounting for derivative instruments and hedging activities and how these items affect a company's financial position, results of operations and cash flows. The guidance affects only these disclosures and does not change the accounting for derivatives. The guidance has been applied prospectively beginning with the first quarter of our 2009 fiscal year.

In April 2009, a FASB Staff Position described expanded required interim disclosures for all publicly traded entities about the fair value of financial instruments which included disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments. We have applied these disclosure requirements effective with our 2009 second quarter.

In May 2009, the FASB issued guidance that defines the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity should make about events or transactions that occurred after the balance sheet date (collectively, “Subsequent Events”). The Subsequent Events guidance is effective for interim and annual periods ending after June 15, 2009, and we have applied the guidance effective with our 2009 second quarter.

In June 2009, the FASB issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”) which authorized the Codification as the sole source for authoritative U.S. GAAP and any accounting literature that is not in the Codification will be considered nonauthoritative. We have commenced utilizing the Codification as our sole source of authoritative US GAAP for our 2009 third quarter.

In September 2009, the FASB issued additional implementation guidance on accounting for uncertainty in income taxes. The guidance is effective for interim and annual periods ending after September 15, 2009. We have applied the new guidance effective with our 2009 third quarter, such guidance had no impact on our accounting for uncertainty in income taxes.

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(In Thousands)

Accounting Standards Not Yet Adopted

In June 2009, the FASB issued guidelines on the consolidation of variable interest entities which alters how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions. The guidance is effective commencing with our 2010 fiscal year. We are currently evaluating the effects, if any, that adoption of this standard will have on our consolidated financial statements.

In August 2009, the FASB issued a standard on the fair value measurement of liabilities which is based on an assumed transfer of the liability to a market participant as of the measurement date and also provides guidance for the measurement of the fair value of liabilities. The guidance is effective commencing with our 2009 fourth quarter. We are currently evaluating the effects, if any, that adoption of this standard will have on our consolidated financial statements.

(15)       Guarantor/Non-Guarantor

Wendy’s/Arby’s Restaurants is the issuer of and certain of its domestic subsidiaries have guaranteed amounts outstanding under our Senior Notes. Each of the guaranteeing subsidiaries is a direct or indirect 100% owned subsidiary of the Company and each has fully and unconditionally guaranteed the Senior Notes on a joint and several basis.

The following are included in the presentation of our consolidating (1) Condensed Combining Balance Sheet as of September 27, 2009 and December 28, 2008, (2) Condensed Combining Statement of Operations for the three months and nine months ended September 27, 2009 and September 28, 2008 and (3) Condensed Combining Statement of Cash Flows for the nine months ended September 27, 2009 and September 28, 2008 to reflect:

(a) Wendy’s/Arby’s Restaurants (the “Parent”);
(b) the guarantor subsidiaries as a group;
(c) the non-guarantor subsidiaries as a group;
  (d) elimination entries necessary to combine the Parent with the guarantor and non-guarantor subsidiaries; and
(e) Wendy’s/Arby’s Restaurants on a consolidated basis.

All of our domestic restricted subsidiaries that guarantee our senior secured credit facilities are guarantors of the Senior Notes, except as set forth below:

•
Scioto Insurance Company, a Vermont captive insurance company (“Scioto”), and Oldemark LLC (“Oldemark”), Scioto’s wholly owned subsidiary, are subject to regulatory restrictions under Vermont insurance law that require governmental approval before they can incur guarantees. Each of these subsidiaries guarantee our senior secured credit facilities on a limited basis (limited to the lesser of (i) $200 million, or (ii) 90% of the excess of their total assets over their total liabilities (as determined in accordance with the terms of the guarantee)), but do not guarantee the Senior Notes.  Oldemark owns substantially all of the U.S. trademarks and other intellectual property associated with the Wendy’s brand.

•	In addition, certain of our subsidiaries, including our foreign subsidiaries, do not guarantee our credit facilities and do not guarantee the Senior Notes.

In connection with the preparation of this Form 10-Q, we identified an error in the presentation of general and administrative expenses ("G&A") in the condensed combining statements of operations for the six months ended June 28, 2009 and the year ended December 28, 2008 (which have been included in the Company’s Form S-4 and will be corrected when such statements are presented in future filings).  G&A of the Non-guarantor Subsidiaries was overstated and G&A of the Guarantor Subsidiaries was understated by approximately $34,300 for the six months ended June 28, 2009 and $17,200 for the year ended December 28, 2008.  The presentation has been corrected in the preparation of the condensed combining statement of operations for the nine months ended September 27, 2009; there is no impact on the condensed combining statement of operations for the three months ended September 27, 2009.  This correction also had no impact on the reported amounts of net cash provided by operating activities in the related condensed combining statements of cash flows.  We believe the effect of these prior period corrections are not material to any prior period condensed combining financial statements and they have no effect on our condensed combined financial statements.

For purposes of presentation of such consolidating information, investments in subsidiaries are accounted for by the Parent on the equity method, as if Wendy’s/Arby’s Restaurants had existed as a separate legal entity by the beginning of the earliest period presented.  The elimination entries are principally necessary to eliminate intercompany balances and transactions.

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(In Thousands)

CONDENSED COMBINING BALANCE SHEET
September 27, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$364,293	$229,647	$22,930	$-	$616,870
Restricted cash equivalents	-	986	-	-	986
Accounts and notes receivable	35,632	82,674	2,974	(35,600)	85,680
Inventories	-	20,958	1,033	-	21,991
Prepaid expenses and other current assets	4,164	28,493	928	-	33,585
Deferred income tax benefit	-	19,934	-	-	19,934
Advertising funds restricted assets	-	-	81,622	-	81,622
Total current assets	404,089	382,692	109,487	(35,600)	860,668
Due from affiliates	147,607	-	1,214,805	(1,362,412)	-
Restricted cash equivalents	-	5,842	-	-	5,842
Investments	-	4,619	99,380	-	103,999
Properties	10,045	1,585,138	60,319	-	1,655,502
Goodwill	-	172,952	710,649	-	883,601
Other intangible assets	10,306	243,466	1,144,758	-	1,398,530
Net investment in subsidiaries	2,301,780	2,713,491	-	(5,015,271)	-
Deferred costs and other assets	20,316	101,989	5,440	(66,664)	61,081
Total assets	$2,894,143	$5,210,189	$3,344,838	$(6,479,947)	$4,969,223

LIABILITIES AND INVESTED EQUITY

Current liabilities:
Current portion of long-term debt	$222	$16,111	$225	$-	$16,558
Accounts payable	1,989	77,505	5,910	-	85,404
Accrued expenses and other current liabilities	22,147	205,849	104,258	(35,600)	296,654
Advertising funds restricted liabilities	-	-	81,622	-	81,622
Total current liabilities	24,358	299,465	192,015	(35,600)	480,238
Long-term debt	551,835	933,645	2,082	-	1,487,562
Due to affiliates	-	1,366,313	-	(1,362,412)	3,901
Deferred income	-	28,646	721	-	29,367
Deferred income taxes	27,937	124,935	426,518	(66,664)	512,726
Other liabilities	5	155,405	10,011	-	165,421
Invested equity:
Member interest, $0.01 par value; 1,000 shares authorized, issued and outstanding	-	-	-	-	-
Other capital	2,931,332	2,928,907	2,553,177	(5,482,084)	2,931,332
(Accumulated deficit) retained earnings	(474,116)	(459,919)	172,248	287,671	(474,116)
Advances to Wendy’s/Arby’s	(155,000)	(155,000)	-	155,000	(155,000)
Accumulated other comprehensive loss	(12,208)	(12,208)	(11,934)	24,142	(12,208)
Total invested equity	2,290,008	2,301,780	2,713,491	(5,015,271)	2,290,008
Total liabilities and invested equity	$2,894,143	$5,210,189	$3,344,838	$(6,479,947)	$4,969,223

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(In Thousands)

CONDENSED COMBINING BALANCE SHEET
December 28, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$-	$53,982	$9,098	$-	$63,080
Restricted cash equivalents	-	20,792	-	-	20,792
Accounts and notes receivable	-	88,436	2,911	-	91,347
Inventories	-	23,632	1,015	-	24,647
Prepaid expenses and other current assets	-	22,842	808	-	23,650
Deferred income tax benefit	-	28,337	-	-	28,337
Advertising funds restricted assets	-	-	81,139	-	81,139
Total current assets	-	238,021	94,971	-	332,992
Due from affiliates	-	-	1,290,504	(1,290,504)	-
Restricted cash equivalents	-	6,462	-	-	6,462
Investments	-	6,751	89,772	-	96,523
Properties	-	1,705,204	49,716	-	1,754,920
Goodwill	-	150,052	709,000	-	859,052
Other intangible assets	-	208,247	1,203,173	-	1,411,420
Net investment in subsidiaries	2,254,775	2,856,422	-	(5,111,197)	-
Deferred costs and other assets	-	35,512	5,457	-	40,969
Total assets	$2,254,775	$5,206,671	$3,442,593	$(6,401,701)	$4,502,338

LIABILITIES AND INVESTED EQUITY

Current liabilities:
Current portion of long-term debt	$-	$29,349	$188	$-	$29,537
Accounts payable	-	128,394	6,851	-	135,245
Accrued expenses and other current liabilities	-	175,636	55,127	-	230,763
Advertising funds restricted liabilities	-	-	81,139	-	81,139
Total current liabilities	-	333,379	143,305	-	476,684
Long-term debt	-	1,058,120	2,030	-	1,060,150
Due to affiliates	-	1,302,289	-	(1,290,504)	11,785
Deferred income	-	16,128	732	-	16,860
Deferred income taxes	-	91,292	435,366	-	526,658
Other liabilities	-	150,688	4,738	-	155,426
Invested equity:
Member interest, $0.01 par value; 1,000 shares authorized, issued and outstanding	-	-	-	-	-
Other capital	2,958,921	2,958,921	2,850,981	(5,809,902)	2,958,921
Accumulated deficit	(506,511)	(506,511)	47,792	458,719	(506,511)
Advances to Wendy’s/Arby’s	(155,000)	(155,000)	-	155,000	(155,000)
Accumulated other comprehensive loss	(42,635)	(42,635)	(42,351)	84,986	(42,635)
Total invested equity	2,254,775	2,254,775	2,856,422	(5,111,197)	2,254,775
Total liabilities and invested equity	$2,254,775	$5,206,671	$3,442,593	$(6,401,701)	$4,502,338

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(In Thousands)

CONDENSED COMBINING STATEMENT OF OPERATIONS
For the three months ended September 27, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Sales	$-	$747,640	$58,398	$-	$806,038
Franchise revenues	-	91,275	67,260	(61,352)	97,183
	-	838,915	125,658	(61,352)	903,221
Costs and expenses:
Cost of sales	-	633,618	50,453	-	684,071
General and administrative	5	156,069	2,188	(61,352)	96,910
Depreciation and amortization	1,153	39,207	6,580	-	46,940
Impairment of long-lived assets	-	15,528	-	-	15,528
Facilities relocation and restructuring	1,325	-	400	-	1,725
Other operating expense (income), net	-	1,905	(2,390)	-	(485)
	2,483	846,327	57,231	(61,352)	844,689
Operating (loss) profit	(2,483)	(7,412)	68,427	-	58,532
Interest (expense) income, net	(14,891)	(21,072)	64	-	(35,899)
Other income (expense), net	222	2,897	(2,364)	-	755
Equity in income of subsidiaries	24,079	43,275	-	(67,354)	-
Income (loss) before income taxes	6,927	17,688	66,127	(67,354)	23,388
Benefit from (provision for) income taxes	7,293	6,391	(22,852)	-	(9,168)
Net income (loss)	$14,220	$24,079	$43,275	$(67,354)	$14,220

CONDENSED COMBINING STATEMENT OF OPERATIONS
For the three months ended September 28, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Sales	$-	$287,641	$-	$-	$287,641
Franchise revenues	-	22,320	410	-	22,730
	-	309,961	410	-	310,371
Costs and expenses:
Cost of sales	-	239,356	524	-	239,880
General and administrative	-	26,166	184	-	26,350
Depreciation and amortization	-	15,872	3	-	15,875
Impairment of long-lived assets	-	4,581	-	-	4,581
Facilities relocation and restructuring	-	(46)	-	-	(46)
	-	285,929	711	-	286,640
Operating profit (loss)	-	24,032	(301)	-	23,731
Interest expense	-	(13,696)	-	-	(13,696)
Other income, net	-	131	1	-	132
Equity in income (loss) of subsidiaries	6,369	(369)	-	(6,000)	-
Income (loss) before income taxes	6,369	10,098	(300)	(6,000)	10,167
(Provision for) benefit from income taxes	-	(3,729)	(69)	-	(3,798)
Net income (loss)	$6,369	$6,369	$(369)	$(6,000)	$6,369

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(In Thousands)

CONDENSED COMBINING STATEMENT OF OPERATIONS
For the nine months ended September 27, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Sales	$-	$2,239,605	$155,871	$-	$2,395,476
Franchise revenues	-	269,437	194,998	(180,019)	284,416
	-	2,509,042	350,869	(180,019)	2,679,892
Costs and expenses:
Cost of sales	-	1,909,520	136,955	-	2,046,475
General and administrative	-	482,410	7,582	(180,019)	309,973
Depreciation and amortization	2,779	120,097	19,123	-	141,999
Impairment of long-lived assets	-	28,932	-	-	28,932
Facilities relocation and restructuring	3,297	2,138	457	-	5,892
Other operating expense (income), net	-	6,957	(5,711)	-	1,246
	6,076	2,550,054	158,406	(180,019)	2,534,517
Operating (loss) profit	(6,076)	(41,012)	192,463	-	145,375
Interest expense	(15,907)	(72,305)	(50)	-	(88,262)
Other income (expense), net	123	(1,457)	(2,632)	-	(3,966)
Equity in income of subsidiaries	46,592	124,456	-	(171,048)	-
Income (loss) before income taxes	24,732	9,682	189,781	(171,048)	53,147
Benefit from (provision for) income taxes	7,663	36,910	(65,325)	-	(20,752)
Net income (loss)	$32,395	$46,592	$124,456	$(171,048)	$32,395

CONDENSED COMBINING STATEMENT OF OPERATIONS
For the nine months ended September 28, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Sales	$-	$860,560	$-	$-	$860,560
Franchise revenues	-	62,848	2,831	-	65,679
	-	923,408	2,831		926,239
Costs and expenses:
Cost of sales	-	719,289	(972)	-	718,317
General and administrative	-	98,591	(583)	-	98,008
Depreciation and amortization	-	45,964	14	-	45,978
Impairment of long-lived assets	-	5,998	-	-	5,998
Facilities relocation and restructuring	-	81	-	-	81
Other operating income, net	-	(487)	-	-	(487)
	-	869,436	(1,541)	-	867,895
Operating profit	-	53,972	4,372	-	58,344
Interest expense	-	(41,512)	-	-	(41,512)
Other income, net	-	584	5	-	589
Equity in income of subsidiaries	10,679	3,100	-	(13,779)	-
Income (loss) before income taxes	10,679	16,144	4,377	(13,779)	17,421
Provision for income taxes	-	(5,465)	(1,277)	-	(6,742)
Net income (loss)	$10,679	$10,679	$3,100	$(13,779)	$10,679

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(In Thousands)

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 27, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$32,395	$46,592	$124,456	$(171,048)	$32,395
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income from operations of intercompany subsidiaries	(46,592)	(124,456)	-	171,048	-
Depreciation and amortization	2,779	120,097	19,123	-	141,999
Impairment of long-lived assets	-	28,932	-	-	28,932
Other operating transactions with affiliates	3,157	44,420	(30,934)	-	16,643
Write-off and amortization of deferred financing costs	774	13,108	-	-	13,882
Net receipt of deferred vendor incentive	-	13,051	(35)	-	13,016
Share-based compensation provision	2,194	7,934	-	-	10,128
Non-cash rent expense	-	9,847	60	-	9,907
Distributions received from joint venture	-	-	7,106	-	7,106
Deferred income tax benefit (provision), net	27,937	(55,155)	255	-	(26,963)
Other, net	89	12,643	(10,094)	-	2,638
Changes in operating assets and liabilities, net	(16,724)	(6,339)	49,813	-	26,750
Net cash provided by operating activities	6,009	110,674	159,750	-	276,433
Cash flows from investing activities:
Capital expenditures	(12,006)	(51,181)	(2,093)	-	(65,280)
Proceeds from dispositions	-	9,131	255	-	9,386
Cost of acquisitions, less cash acquired	-	(664)	-	-	(664)
Other, net	-	2,968	-	-	2,968
Net cash used in investing activities	(12,006)	(39,746)	(1,838)	-	(53,590)
Cash flows from financing activities:
Proceeds from long-term debt	551,061	4,945	-	-	556,006
Repayments of long-term debt	-	(153,588)	(166)	-	(153,754)
Other financing transactions with affiliates	(132,498)	278,083	(145,585)	-	-
Deferred financing costs	(20,856)	(17,120)	-	-	(37,976)
Dividends paid to Wendy’s/Arby’s	(27,417)	(7,583)	-	-	(35,000)
Net cash provided by (used in) financing activities	370,290	104,737	(145,751)	-	329,276
Net cash provided by operations before effect of exchange rate changes on cash	364,293	175,665	12,161	-	552,119
Effect of exchange rate changes on cash	-	-	1,671	-	1,671
Net increase in cash and cash equivalents	364,293	175,665	13,832	-	553,790
Cash and cash equivalents at beginning of period	-	53,982	9,098	-	63,080
Cash and cash equivalents at end of period	$364,293	$229,647	$22,930	$-	$616,870

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(In Thousands)

CONDENSED COMBINING STATEMENT OF CASH FLOWS
For the nine months ended September 28, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$10,679	$10,679	$3,100	$(13,779)	$10,679
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in income from operations of intercompany subsidiaries	(10,679)	(3,100)	-	13,779	-
Depreciation and amortization	-	45,964	14	-	45,978
Impairment of long-lived assets	-	5,997	-	-	5,997
Other operating transactions with affiliates	-	(5,844)	(4,520)	-	(10,364)
Write-off and amortization of deferred financing costs	-	2,155	-	-	2,155
Net receipt of deferred vendor incentive	-	3,743	-	-	3,743
Share-based compensation provision	-	3,666	-	-	3,666
Non-cash rent income	-	(139)	-	-	(139)
Deferred income tax benefit, net	-	5,985	-	-	5,985
Other, net	-	10	(404)	-	(394)
Changes in operating assets and liabilities, net:		(7,969)	848	-	(7,121)
Net cash provided by (used in) operating activities	-	61,147	(962)	-	60,185
Cash flows from investing activities:
Capital expenditures	-	(58,401)	-	-	(58,401)
Proceeds from dispositions	-	690	-	-	690
Cost of acquisitions, less cash acquired	-	(9,540)	-	-	(9,540)
Other, net	-	(391)	-	-	(391)
Net cash used in investing activities	-	(67,642)	-	-	(67,642)
Cash flows from financing activities:
Proceeds from long-term debt	-	33,668	-	-	33,668
Repayments of long-term debt	-	(87,162)	-	-	(87,162)
Capital contribution from Wendy’s/Arby’s	-	35,146	-	-	35,146
Net cash used in financing activities	-	(18,348)	-	-	(18,348)
Net cash used in operations	-	(24,843)	(962)	-	(25,805)
Net decrease in cash and cash equivalents	-	(24,843)	(962)	-	(25,805)
Cash and cash equivalents at beginning of period	-	40,510	3,546	-	44,056
Cash and cash equivalents at end of period	$-	$15,667	$2,584	$-	$18,251

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Wendy’s/Arby’s Restaurants, LLC (“Wendy’s/Arby’s Restaurants”, the “Company” or “we” or “our”) should be read in conjunction with our accompanying unaudited combined financial statements included elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement on Form S-4 filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 28,2009 (registration number 333-161613), as amended by amendments to the Form S-4 filed on October 6, October 27 and November 5, 2009 (the “Form S-4”). There have been no significant changes as of September 27, 2009 to the application of our critical accounting policies, contractual obligations (except as described below) or guarantees and commitments as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form S-4. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II – Other Information” preceding “Item 1.” You should consider our forward-looking statements in light of our unaudited condensed combined financial statements, related notes, and other financial information appearing elsewhere in this report, our Form S-4 and our other filings with the SEC.

Wendy’s/Arby’s Restaurants was formed by Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s”) as a wholly-owned subsidiary holding company in October 2008.  Wendy’s/Arby’s Restaurants’ sole asset at formation consisted of the contribution by Wendy’s/Arby’s of its investment in Wendy’s International, Inc. and subsidiaries (“Wendy’s”). All of the outstanding common stock of Wendy’s was acquired by Triarc Companies, Inc. (“Triarc”) on September 29, 2008 and at that same time Triarc changed its name to Wendy’s/Arby’s Group, Inc. In March 2009, Wendy’s/Arby’s contributed its longstanding investment in Arby’s Restaurant Group, Inc. and subsidiaries (“ARG” or “Arby’s”) to Wendy’s/Arby’s Restaurants. Wendy’s/Arby’s Restaurants has no assets or operations other than those of Wendy’s and Arby’s and their respective subsidiaries.

The combined financial statements present the historical results of Arby’s and Wendy’s as if Wendy’s/Arby’s Restaurants had existed as a separate legal entity by the beginning of the earliest period presented. The combined financial statements have been derived from the consolidated financial statements and historical accounting records of Wendy’s/Arby’s.  Accordingly, the combined financial statements include the results of Arby’s and Wendy’s beginning from their time of ownership by Wendy’s/Arby’s. As a result, financial results for periods prior to September 29, 2008 include solely the financial results of Arby’s.

The results of operations discussed below will not be indicative of future results due to the consummation of the merger transaction with Wendy’s, which occurred on September 29, 2008, the first day of the fourth fiscal quarter of 2008.

Introduction and Executive Overview

Our Business

We are a wholly owned subsidiary of Wendy’s/Arby’s and the parent company of Wendy’s and ARG, which are the owners and franchisors of the Wendy’s® and Arby’s® restaurant systems, respectively. We currently manage and internally report our operations as two business segments: the operation and franchising of Wendy’s restaurants, including its wholesale bakery operations, and the operation and franchising of Arby’s restaurants. As of September 27, 2009, the Wendy’s restaurant system was comprised of 6,608 restaurants, of which 1,395 were owned and operated by the Company. As of September 27, 2009, the Arby’s restaurant system was comprised of 3,739 restaurants, of which 1,165 were owned and operated by the Company. All 2,560 Wendy’s and Arby’s Company-owned restaurants are located principally in the United States and to a lesser extent in Canada (the “North America Restaurants”).

Restaurant business revenues for the 2009 first nine months include: (1) $2,314.2 million of revenues from Company-owned restaurants, (2) $81.3 million from the sale of bakery items and kid’s meal promotion items to our franchisees and others, (3) $263.1 million from royalty income from franchisees and (4) $21.3 million of other franchise related revenue. Our revenues increased significantly in the 2009 first nine months due to the Wendy’s Merger. The Wendy’s royalty rate was 4.0% for the nine months ended September 27, 2009. While approximately 80% of our existing Arby’s royalty agreements and substantially all of our new domestic royalty agreements provide for royalties of 4.0% of franchise revenues, our average Arby’s royalty rate was 3.6% for the nine months ended September 27, 2009.

Our restaurant businesses have recently experienced trends in the following areas:

Revenues

•	Industry-wide declines in same-store sales of all segments of the restaurant industry, including quick service restaurants (“QSR”).

•
Continued lack of general consumer confidence in the economy and the effect of decreases in many consumers’ discretionary income caused by factors such as (1) volatility in the financial markets and recessionary economic conditions, including high unemployment levels, (2) a significant decline in the real estate market, although that market has shown some improvement in recent months, (3) fluctuations in fuel costs, with some stabilization in recent months and (4) moderate food cost inflation through the first half of 2009 followed by decreases in most commodity costs;

•
Continued and increasingly aggressive price competition in the QSR industry, as evidenced by (1) value menu concepts, which offer comparatively lower prices on some menu items, (2) the use of coupons and other price discounting, (3) product promotions focused on lower prices of certain menu items, including signature items, and (4) combination meal concepts, which offer a complete meal at an aggregate price lower than the price of individual food and beverage items;

•	Competitive pressures due to extended hours of operation by many QSR competitors, including breakfast and late night hours;

•
Competitive pressures from operators outside the QSR industry, such as the deli sections and in-store cafes of major grocery and other retail store chains, convenience stores and casual dining outlets offering take-out food;

•
Increased availability to consumers of product choices, including (1) healthy products driven by a greater consumer awareness of nutritional issues, (2) products that tend to offer a variety of portion sizes and different types of ingredients; (3) beverage programs which offer a wider selection of premium non-carbonated beverages, including coffee and tea products; and (4) sandwiches with perceived higher levels of freshness, quality and customization; and

•	Competitive pressures from an increasing number of franchise opportunities seeking to attract qualified franchisees.

Cost of Sales

•	Decreasing commodity prices which have reduced our food costs in the second half of 2009;

•	Relatively stabilized fuel costs, in recent months, which have contributed to decreases in utility, distribution and freight costs;

•
Federal, state and local legislative activity, such as minimum wage increases and mandated health and welfare benefits which is expected to continue to increase wages and related fringe benefits, including health care and other insurance costs; and

•	Legal or regulatory activity related to nutritional content or menu labeling which results in increased operating costs.

Other

•
A significant portion of both our Wendy’s and Arby’s restaurants are franchised and, as a result, we receive revenue in the form of royalties (which are generally based on a percentage of sales at franchised restaurants), rent and other fees from franchisees. Arby’s franchisee related accounts receivable and estimated reserves for uncollectibility have increased, and may continue to increase, as a result of the deteriorating financial condition of some of our franchisees. The deteriorating financial condition of these franchisees also affects their ability to make required contributions to national and local advertising programs;

•
Weakness in the overall credit markets, including higher borrowing costs in the lending markets typically used to finance new unit development and remodels. These tightened credit conditions and economic pressures are negatively impacting franchisees, including the ability of some franchisees to meet their commitments under development, rental and franchise license agreements; and

•	Continued competition for development sites among QSR competitors and other businesses.

We experience these trends directly to the extent they affect the operations of our Company-owned restaurants and indirectly to the extent they affect sales by our franchisees and, accordingly, the royalties and franchise fees we receive from them.

Business Highlights

We believe there are significant opportunities to grow our business, strengthen our competitive position and enhance our profitability through the execution of the following strategies:

•
Revitalizing the Wendy’s and Arby’s brands by creating innovative new menu items, expanding our breakfast daypart at Wendy’s, increasing Arby’s customer traffic by targeting our “medium Arby’s customers” and improving affordability at Arby’s by expanding everyday value menu items;

•	Continued improvement in Wendy’s Company-owned restaurant profitability;
•	Realizing cost savings related to the Wendy’s/Arby’s integration;
•	Strategically growing our franchise base by leveraging our brands to expand in North America as well as into new international markets with dual branded Wendy’s and Arby’s franchised restaurants; and
•	Acquisitions of other restaurant companies.

Key Business Measures

We track our results of operations and manage our business using the following key business measures:

•	Same-Store Sales

We report Arby’s North America Restaurants same-store sales commencing after a store has been open for fifteen continuous months. Wendy’s North America Restaurants same-store sales are reported after a store has been open for at least fifteen continuous months as of the beginning of the fiscal year. These methodologies are consistent with the metrics used by our management for internal reporting and analysis.  Same-store sales exclude the impact of currency translation.

•	Restaurant Margin

We define restaurant margin as sales from Company-owned restaurants (excluding sales of bakery items and kid’s meal promotion items to franchisees) less cost of sales (excluding costs of bakery items and kid’s meal promotion items), divided by sales from Company-owned restaurants (excluding sales of bakery items and kid’s meal promotion items to franchisees). Restaurant margin is influenced by factors such as restaurant openings and closures, price increases, the effectiveness of our advertising and marketing initiatives, featured products, product mix, the level of our fixed and semi-variable costs, and fluctuations in food and labor costs.

Merger with Wendy’s International, Inc.

On September 29, 2008, a subsidiary of Triarc merged with and into Wendy’s (the “Wendy’s Merger”) and Wendy’s became a wholly owned subsidiary of Triarc in an all-stock transaction in which Wendy’s shareholders received a fixed ratio of  4.25 shares of Wendy’s/Arby’s common stock for each share of Wendy’s common stock owned. Our consolidated results of operations commencing September 29, 2008 include Wendy’s results of operations.

Senior Notes

On June 23, 2009, we issued $565.0 million principal amount of Senior Notes (the “Senior Notes”). The Senior Notes will mature on July 15, 2016 and accrue interest at 10.00% per annum, payable semi-annually on January 15 and July 15, with the first payment on January 15, 2010. The Senior Notes were issued at 97.533% of the principal amount, representing a yield to maturity of 10.50% and resulting in net proceeds paid to us of $551.1 million. The $13.9 million discount is being accreted and the related charge included in interest expense until the Senior Notes mature. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by certain direct and indirect domestic subsidiaries of Wendy’s/Arby’s Restaurants (collectively, the “Guarantors”).

On November 9, 2009, Wendy's/Arby's Restaurants commenced an exchange offer for the initial notes (the “Initial Notes”) issued on June 23, 2009 pursuant to a registration rights agreement entered into in connection with the issuance of the Initial Notes.  In the exchange offer, Wendy’s/Arby’s Restaurants is offering to exchange its outstanding $565.0 million aggregate principal amount of Initial Notes for a like aggregate amount of its 10.00% Senior Notes due 2016 registered under the Securities Act of 1933 (the “Exchange Notes”).  The Exchange Notes issued in the exchange offer will have substantially similar terms as the Initial Notes, except that the Exchange Notes will have no transfer restrictions or registration rights.  The expiration date of the exchange offer is December 9, 2009, unless extended by Wendy’s/Arby’s Restaurants.

Related Party Transactions

We have not entered into any transactions with related parties since the beginning of our third quarter except for the following agreement:

Supply Chain Relationship Agreement

During the 2009 fourth quarter, Wendy’s and its franchisees entered into a purchasing co-op (the “Co-op”) relationship agreement (the “Co-op Agreement”). The Co-op will manage food and related product purchases and distribution services for the Wendy’s system in the United States and Canada. The Co-op’s supply chain management will ensure continuity of supply and provide consolidated purchasing efficiencies while monitoring possible obsolete inventory. The system’s current purchasing function is being performed and paid for by Wendy’s.  In order to facilitate the orderly transition of the current purchasing function, Wendy’s will transfer certain contracts and certain current Wendy’s purchasing employees to the Co-op in January 2010.  Pursuant to the terms of the Co-op Agreement, Wendy’s is required to pay $15.5 million to the Co-op over an 18 month period in order to provide funding for start-up costs and cash reserves, as well as pay for services provided by the Co-op. Future operations of the Co-op will be paid by all members of the Co-op. The Co-op, as an independent organization, is not expected to be consolidated with the Company’s financial statements. Wendy’s expects to expense all required payments under the Co-op Agreement in the fourth quarter of 2009.

Presentation of Financial Information

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. All quarters presented contain 13 weeks. Because our 2009 fiscal year ending on January 3, 2010 will contain 53 weeks, our fourth quarter of 2009 will contain 14 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.

Results of Operations

Three Months Ended September 27, 2009 Compared with Three Months Ended September 28, 2008

	Three Months Ended

	September 27, 2009	September 28, 2008	Total Change
	(In Millions)
Revenues:
Sales	$806.1	$287.6	$518.5
Franchise revenues	97.1	22.8	74.3
	903.2	310.4	592.8
Costs and expenses:
Cost of sales	684.1	239.9	444.2
General and administrative	96.9	26.3	70.6
Depreciation and amortization	46.9	15.9	31.0
Impairment of long-lived assets	15.5	4.6	10.9
Facilities relocation and restructuring	1.7	-	1.7
Other operating income, net	(0.4)	-	(0.4)
	844.7	286.7	558.0
Operating profit	58.5	23.7	34.8
Interest expense	(35.9)	(13.7)	(22.2)
Other income, net	0.8	0.2	0.6
Income (loss) before income taxes	23.4	10.2	13.2
Provision for income taxes	(9.2)	(3.8)	(5.4)
Net income (loss)	$14.2	$6.4	$7.8

Restaurant statistics:
Wendy’s same-store sales:	Third Quarter 2009
North America Company-owned restaurants	(1.4)%
North America franchised restaurants	0.4%
North America systemwide	(0.1)%

Arby’s same-store sales:	Third Quarter 2009	Third Quarter 2008
North America Company-owned restaurants	(6.5)%	(7.2)%
North America franchised restaurants	(10.2)%	(4.3)%
North America systemwide	(9.0)%	(5.1)%

Restaurant margin:
	Third Quarter 2009
Wendy’s	16.5%

	Third Quarter 2009	Third Quarter 2008
Arby’s	12.1%	16.6%

Restaurant count:	Company-owned	Franchised	Systemwide
Wendy’s restaurant count:
Restaurant count at June 28, 2009	1,395	5,213	6,608
Opened	1	13	14
Closed	(1)	(13)	(14)
Restaurant count at September 27, 2009	1,395	5,213	6,608

Arby’s restaurant count:
Restaurant count at June 28, 2009	1,170	2,575	3,745
Opened	2	12	14
Closed	(7)	(13)	(20)
Restaurant count at September 27, 2009	1,165	2,574	3,739
Total Wendy’s/Arby’s restaurant count at September 27, 2009	2,560	7,787	10,347

Sales

Our sales, which were generated primarily from our Company-owned restaurants, increased $518.5 million to $806.1 million for the three months ended September 27, 2009 from $287.6 million for the three months ended September 28, 2008. The increase in sales was due to the Wendy’s Merger which added 1,395 Company-owned restaurants as of September 27, 2009 that generated $536.8 million in sales during the 2009 third quarter. Wendy’s North America Company-owned same-store sales, excluding the impact of fewer restaurants serving breakfast in the third quarter of 2009 as compared to the third quarter of 2008, would have increased approximately 0.1%. Excluding the effect of the Wendy’s Merger, sales decreased $18.3 million, which is attributable to the 6.5% decrease in same-store sales of our Arby’s North America Company-owned restaurants stemming from lower customer traffic primarily impacted by (1) the previously described industry-wide restaurant trends, negative economic trends and competitive pressures in “Introduction and Executive Overview – Our Business” and (2) a decrease in the number of national advertising campaigns. These negative factors were partially offset by aggressive Arby’s promotions which had a positive impact on same-store sales during the 2009 third quarter as compared to the 2008 third quarter.

Franchise Revenues

Total franchise revenues, which were generated entirely from franchised restaurants, increased $74.3 million to $97.1 million for the three months ended September 27, 2009 from $22.8 million for the three months ended September 28, 2008. The increase in franchise revenue was due to the Wendy’s Merger which added 5,213 franchise restaurants as of September 27, 2009 to the Wendy’s/Arby’s restaurant system that generated $76.7 million in franchise revenue during the 2009 third quarter. Wendy’s franchise store sales were not significantly impacted by changes in the number of restaurants serving breakfast in the third quarter of 2009. Excluding the effect of the Wendy’s Merger, franchise revenues decreased $2.4 million, which is attributable to the 10.2% decrease in same-store sales for Arby’s North America franchised restaurants. Same-store sales of our Arby’s North America franchise restaurants decreased primarily due to the same factors discussed above under “Sales.” In addition, franchise restaurants were negatively affected by the impact of (1) less aggressive promotions in the third quarter of 2009 than at Company-owned restaurants and (2) less national media advertising, which had a greater negative impact than on Company-owned restaurants as certain franchise markets do not participate in local advertising.

Restaurant Margin

Our consolidated restaurant margin decreased to 15.0% for the three months ended September 27, 2009 from the Arby’s 16.6% for the three months ended September 28, 2008. The 2009 third quarter restaurant margin reflects the mix of the Wendy’s restaurant margin of 16.5% and the Arby’s restaurant margin of 12.1%. Wendy’s restaurant margin for the third quarter of 2008 was 12.5%. The increase in the Wendy’s margin is primarily attributable to improvements in commodity costs and in certain controllable costs, primarily due to operational initiatives, combined with price increases in the latter part of the 2008 third quarter. The decrease in the Arby’s margin was primarily attributable to (1) the effect of the decrease in Arby’s same-store sales without comparable reductions in fixed and semi-variable costs and (2) the targeted product discounting of selected Arby’s menu items. These negative factors were partially offset by improvements in the cost of commodities.

General and Administrative

Our general and administrative expenses increased $70.6 million to $96.9 million for the three months ended September 27, 2009 from $26.3 million for the three months ended September 28, 2008.  The increase was primarily due to the Wendy’s Merger which added $52.7 million of Wendy’s-related general and administrative expenses. Excluding these Wendy’s-related expenses, our general and administrative expenses increased $17.9 million principally due to (1) $4.9 million of management fee income from Wendy’s/Arby’s in the prior year that did not recur in the same period in the current year, (2) $3.3 million of integration costs related to the Wendy’s Merger, (3) a $2.8 million increase in certain incentive compensation accruals due to stronger consolidated performance as compared to plan in the 2009 third quarter compared to weaker consolidated performance compared to plan in the 2008 third quarter, (4) a $2.3 million increase in salaries and wages due to staffing and other expenses associated with the establishment of the shared services center in Atlanta, Georgia and (5) a $1.5 million increase in the allowance for doubtful accounts primarily associated with the collection of Arby’s franchise receivables.

Depreciation and Amortization

	Three Months Ended
	September 27, 2009	September 28, 2008
	(In Millions)

Arby’s restaurants, primarily properties	$14.3	$15.9
Wendy’s restaurants, primarily properties	31.4	-
Shared services center assets	1.2
	$46.9	$15.9

Impairment of Long Lived Assets

	Three Months Ended
	September 27, 2009	September 28, 2008
	(In Millions)

Arby’s restaurants, primarily properties at underperforming locations	$15.2	$4.6
Wendy’s restaurants	0.3	-
	$15.5	$4.6

Facilities Relocation and Restructuring

The expense for the three months ended September 27, 2009 represents Wendy’s merger-related severance costs incurred in the 2009 third quarter.

Interest Expense

	Three Months Ended
	September 27, 2009	September 28, 2008
	(In Millions)

Senior Notes	$14.9	$-
Wendy’s debt	10.1	-
Senior secured term loan	4.6	6.7
Arby’s debt	5.0	6.1
Amortization of financing costs on senior secured term loan	1.3	0.9
	$35.9	$13.7

Interest expense increased $22.2 million principally reflecting (1) $14.9 million of interest on the Senior Notes issued in June 2009 discussed below under “Liquidity and Capital Resources – Senior Notes” and (2) $10.1 million of net interest on Wendy’s debt assumed as a result of the Wendy’s Merger, which includes a $1.0 million favorable impact from our interest rate swap agreements discussed below under “Liquidity and Capital Resources – Derivatives.” These increases were partially offset by a net decrease in the senior secured term loan interest expense of $2.1 million primarily due to a decrease in the outstanding related debt resulting from the $232.5 million of prepayments since the end of the third quarter of 2008 as offset by an increase in the related interest rate.

Provision for Income Taxes

The effective tax rates for the third quarter of 2009 and 2008 were 39.2% and 37.4%, respectively.  The effective tax rates differ due to the relative impact of changes in the estimated full year tax rates and changes in uncertain tax positions, as well as the effect of 2009 adjustments related to prior year tax matters.

Nine Months Ended September 27, 2009 Compared with Nine Months Ended September 28, 2008

	Nine Months Ended
	September 27, 2009	September 28, 2008	Total Change
	(In Millions)
Revenues:
Sales	$2,395.5	$860.5	$1,535.0
Franchise revenues	284.4	65.7	218.7
	2,679.9	926.2	1,753.7
Costs and expenses:
Cost of sales	2,046.5	718.3	1,328.2
General and administrative	310.0	98.0	212.0
Depreciation and amortization	142.0	46.0	96.0
Impairment of long-lived assets	28.9	6.0	22.9
Facilities relocation and restructuring	5.9	0.1	5.8
Other operating expense (income), net	1.2	(0.5)	1.7
	2,534.5	867.9	1,666.6
Operating profit	145.4	58.3	87.1
Interest expense	(88.3)	(41.5)	(46.8)
Other (expense) income, net	(4.0)	0.6	(4.6)
Income (loss) before income taxes	53.1	17.4	35.7
Provision for income taxes	(20.7)	(6.7)	(14.0)
Net income	$32.4	$10.7	$21.7

Restaurant statistics:
Wendy’s same-store sales:	2009 First Nine Months
North America Company-owned restaurants	(0.8)%
North America franchised restaurants	0.5%
North America systemwide	0.2%

Arby’s same-store sales:	2009 First Nine Months	2008 First Nine Months
North America Company-owned restaurants	(6.8)%	(4.2)%
North America franchised restaurants	(8.6)%	(2.4)%
North America systemwide	(8.0)%	(3.0)%

Restaurant margin:
	2009 First Nine Months
Wendy’s	14.6%

	2009 First Nine Months	2008 First Nine Months
Arby’s	13.8%	16.5%

Restaurant count:	Company-owned	Franchised	Systemwide
Wendy’s restaurant count:
Restaurant count at December 28, 2008	1,406	5,224	6,630
Opened	8	32	40
Closed	(8)	(54)	(62)
Sold to franchisees, net	(11)	11	-
Restaurant count at September 27, 2009	1,395	5,213	6,608

Arby’s restaurant count:
Restaurant count at December 28, 2008	1,176	2,580	3,756
Opened	5	46	51
Closed	(16)	(52)	(68)
Restaurant count at September 27, 2009	1,165	2,574	3,739
Total Wendy’s/Arby’s restaurant count at September 27, 2009	2,560	7,787	10,347

Sales

Our sales, which were generated primarily from our Company-owned restaurants, increased $1,535.0 million to $2,395.5 million for the nine months ended September 27, 2009 from $860.5 million for the nine months ended September 28, 2008. The increase in sales was due to the Wendy’s Merger which added 1,395 Company-owned restaurants as of September 27, 2009 that generated $1,582.9 million of sales during the 2009 first nine months. Wendy’s North America Company-owned same-store sales, excluding the impact of fewer restaurants serving breakfast in the 2009 first nine months as compared to the 2008 first nine months, would have increased approximately 0.8%. Excluding the effect of the Wendy’s Merger, sales decreased $47.9 million, which is attributable to the 6.8% decrease in same-store sales of our Arby’s North America Company-owned restaurants, principally due to the same factors discussed under “Sales” in the three month discussion above.

Franchise Revenues

Total franchise revenues, which were generated entirely from franchised restaurants, increased $218.7 million to $284.4 million for the nine months ended September 27, 2009 from $65.7 million for the nine months ended September 28, 2008. The increase in franchise revenue was due to the Wendy’s Merger which added 5,213 franchise restaurants as of September 27, 2009 to the Wendy’s/Arby’s restaurant system that generated $224.0 million in franchise revenue during the 2009 first nine months. Wendy’s franchise same-store sales were not significantly impacted by changes in the number of restaurants serving breakfast in the 2009 first nine months. Excluding the effect of the Wendy’s Merger, franchise revenues decreased $5.3 million, which is attributable to the 8.6% decrease in same-store sales for Arby’s North America franchised restaurants. Same-store sales of our Arby’s North America franchised restaurants decreased principally due to the same factors discussed under “Franchise Revenues” in the three month discussion above.

Restaurant Margin

Our consolidated restaurant margin decreased to 14.3% for the nine months ended September 27, 2009 from the Arby’s 16.5% restaurant margin for the nine months ended September 28, 2008. The 2009 first nine months restaurant margin reflects the mix of the Wendy’s restaurant margin of 14.6% and the Arby’s restaurant margin of 13.8%. Wendy’s restaurant margin for the 2008 first nine months was 11.6%. The increase in the Wendy’s margin is primarily attributable to the effect of prior year price increases in the latter part of the 2008 third quarter and improvements in labor and certain controllable costs, partially due to operational initiatives, as slightly offset by increases in commodity costs during the 2009 nine months as compared to the 2008 nine months. The decrease in the Arby’s margin was primarily attributable to the same factors discussed under “Restaurant Margin” in the three month discussion.

General and Administrative

Our general and administrative expenses increased $212.0 million to $310.0 million for the nine months ended September 27, 2009 from $98.0 million for the nine months ended September 28, 2008.  This increase was due to the Wendy’s Merger which added $160.5 million of Wendy’s general and administrative expenses. In addition, for the 2009 first quarter, Wendy’s/Arby’s Restaurants was charged $34.1 million of Wendy’s/Arby’s support services costs. Excluding Wendy’s-related expenses and Wendy’s/Arby’s support services allocations, our general and administrative expenses increased $17.4 million principally due to (1) $7.6 million of integration costs related to the Wendy’s Merger, (2) a $5.0 million increase in incentive compensation primarily as a result of better performance versus plan on a consolidated basis in the 2009 first nine months as compared to performance versus plan for the same period in the prior year and (3) a $3.6 million increase in the allowance for doubtful accounts primarily associated with the collection of Arby’s franchise receivables.

Depreciation and Amortization

	Nine Months Ended
	September 27, 2009	September 28, 2008
	(In Millions)

Arby’s restaurants, primarily properties	$42.5	$46.0
Wendy’s restaurants, primarily properties	96.7	-
Shared services center assets	2.8	-
	$142.0	$46.0

Impairment of Long Lived Assets

	Nine Months Ended
	September 27, 2009	September 28, 2008
	(In Millions)

Arby’s restaurants, primarily properties at underperforming locations	$27.9	$6.0
Wendy’s restaurants	1.0	-
	$28.9	$6.0

Facilities Relocation and Restructuring

The expense for the nine months ended September 27, 2009 represents Wendy’s merger-related severance costs incurred in the 2009 first nine months.

Interest Expense

	Nine Months Ended
	September 27, 2009	September 28, 2008
	(In Millions)

Wendy’s debt	$32.9	$-
Senior Notes	15.9	-
Senior secured term loan	15.2	22.8
Amortization of financing costs on senior secured term loan	8.5	2.2
Arby’s debt	15.8	16.5
	$88.3	$41.5

Interest expense increased $46.8 million principally reflecting (1) $32.9 million of net interest on Wendy’s debt assumed as a result of the Wendy’s Merger, which includes a $1.0 million favorable impact from our interest rate swap agreements discussed below under “Liquidity and Capital Resources – Derivatives,” (2) $15.9 million of interest on the Senior Notes issued in June 2009 as discussed below under “Liquidity and Capital Resources – Senior Notes” and (3) a $6.3 million increase in 2009 from the write-off of financing costs related to prepayments on the senior secured term loan as compared to the same period in 2008 as discussed below under “Liquidity and Capital Resources – Senior Secured Term Loan.” These increases were partially offset by a net decrease of approximately $7.6 million in the senior secured term loan interest expense. The net decrease was the result of a decrease in interest expense of approximately $15.6 million due to lower average outstanding debt levels outstanding on the senior secured term loan partially offset by an increase of approximately $8.0 million due to the change in interest rate as described in “Liquidity and Capital Resources – Senior Secured Term Loan.”

Other (expense) income, net

	Nine Months Ended
	September 27, 2009	September 28, 2008
	(In Millions)

Write-off of deferred financing costs	$(4.3)	$-
Other	0.3	0.6
	$(4.0)	$0.6

Provision for Income Taxes

The effective tax rates for the first nine months of 2009 and 2008 were 39.0% and 38.7%, respectively.  The effective rate is higher in 2009 principally as a result of the relative impact of changes in the estimated full year tax rates as well as the effect of 2009 adjustments related to prior year tax matters.

Outlook

Sales

We anticipate that certain of the negative factors described above which affected our 2009 Company-owned same-store sales, including current restaurant industry-wide sales trends, the uncertain economic environment and competitive discounting, will continue to negatively impact our customer traffic and sales for the fourth quarter of 2009. The Wendy’s brand will be negatively impacted by a reduction in the number of stores serving breakfast while refining this daypart strategy. For the fourth quarter of 2009, the Arby’s marketing strategy will begin to emphasize everyday value products. For the fourth quarter of 2009, the net impact of new store openings and closings are not expected to have a significant impact on consolidated sales.

Franchise Revenues

We expect that the same-store sales trends for franchised restaurants at Arby’s and Wendy’s will continue to be generally impacted by many of the same factors described above under “Sales.”  We anticipate that the Arby’s franchised restaurants same-store sales may continue to be more negatively impacted by the reduction in national advertising in the fourth quarter of 2009 as compared to 2008.  We do not anticipate the reduction in the number of stores serving breakfast to have a significant impact on same-store sales of Wendy’s franchised restaurants in the 2009 fourth quarter.

Restaurant Margin

We expect that the factors described above which affected restaurant margin for Company-owned restaurants for the Wendy’s and Arby’s brands will continue to impact restaurant margin for the 2009 fourth quarter.  The Wendy’s and Arby’s restaurant margins are expected to be favorably impacted by improvement in commodity costs in the fourth quarter of 2009 as compared to the fourth quarter of 2008. We expect that the 2009 fourth quarter restaurant margin at Company-owned restaurants for the Wendy’s brand will increase compared to the same period in the prior year primarily as a result of the impact of currently effective price increases, shifts in product mix and tighter controls on fixed and semi-variable costs. We expect the Arby’s fourth quarter 2009 margins to continue to be negatively affected by sales deleveraging.

General and Administrative

We expect that our general and administrative expenses for the fourth quarter of 2009 will increase as compared to the same period in 2008 primarily as a result of (1) the $15.5 million to be paid to the Co-op as described above in “Introduction and Executive Overview – Related Party Transactions” and (2) continued charges related to our allowance for doubtful accounts primarily associated with the collection of Arby’s franchise receivables. These increases will be partially offset by merger-related synergies and other cost saving initiatives.

Depreciation and Amortization

We expect that our depreciation and amortization expense for the fourth quarter of 2009 will increase as compared to the same period in 2008 primarily as a result of (1) an increase in the depreciation run rate of $6.5 million recorded in the 2009 first quarter related to valuation adjustments on long-lived assets from the Wendy’s Merger completed in the 2008 fourth quarter and (2) an increase in information technology assets. These increases are expected to be partially offset by decreases in depreciation and amortization as a result of (1) the retirement of long-lived assets added as a result of the Wendy’s Merger and (2) a reduction in depreciation on Arby’s long-lived assets for which we have recorded impairment charges since the fourth quarter of 2008.

Facilities Relocation and Restructuring

We expect that our facilities relocation and restructuring expense for the fourth quarter of 2009 will be lower than the same period in 2008 primarily due to the timing of restructuring activities.

Interest Expense

We expect that our interest expense for the fourth quarter of 2009 will increase compared to the same period in 2008 primarily as a result of: (1) the issuance of the Senior Notes discussed in “Liquidity and Capital Resources-Long-term Debt” and (2) the effect of increased interest rates under our amended senior secured term loan.  These increases are expected to be partially offset by the effect on interest expense of (1) the $232.5 million in prepayments of the senior secured term loan since the third quarter of 2008, including $132.5 million paid during the 2009 first nine months and (2) the interest rate swaps discussed in “Liquidity and Capital Resources – Derivatives.”

Liquidity and Capital Resources

Sources and Uses of Cash for the Nine Months Ended September 27, 2009

Cash and cash equivalents totaled $616.9 million at September 27, 2009 compared to $63.1 million at December 28, 2008. For the nine months ended September 27, 2009, net cash provided by operating activities totaled $276.4 million, which includes the following significant items:

•	Our net income of $32.4 million;
•	Depreciation and amortization of $142.0 million;
•	Impairment of long-lived assets charges of $28.9 million;
•	Our deferred income tax benefit of $27.0 million;
•	The write-off and amortization of deferred financing costs of $13.9 million;
•	The receipt of deferred vendor incentives, net of amount recognized, of $13.0 million; and
•
Changes in operating assets and liabilities of $26.7 million principally reflecting an increase of $6.5 million in prepaid expenses and other current assets and a decrease of $33.2 million in accounts payable, accrued expenses and other current liabilities.

We expect positive cash flows from continuing operating activities during the fourth quarter of 2009.

Additionally, for the nine months ended September 27, 2009, we had the following significant sources and uses of cash other than from operating activities:

•	Proceeds of $556.0 million primarily from the issuance of the Senior Notes discussed below under “Long-term Debt”;
•	Net repayments of other long-term debt of $153.7 million including a prepayment of $132.5 million on our senior secured term loan;
•	Cash capital expenditures totaling $65.3 million, including the construction of new restaurants (approximately $15.8 million) and the remodeling of existing restaurants;
•	Deferred financing costs of $38.0 million; and
•	Dividends to Wendy’s/Arby’s of $35.0 million.

The net cash provided by operations before the effect of exchange rate changes on cash was approximately $552.1 million.

Working Capital

Working capital, which equals current assets less current liabilities, was $380.4 million at September 27, 2009, reflecting a current ratio, which equals current assets divided by current liabilities, of 1.8:1. The working capital at September 27, 2009 increased $524.1 million from a deficit of $143.7 million at December 28, 2008, primarily related to $276.4 million in net cash provided by operating activities and $329.3 million in net cash provided by financing activities partially offset by $53.6 million in net cash used in investing activities.

Long-term Debt

There were no material changes to the terms of any debt obligations since December 28, 2008, as discussed in our Form S-4, except as follows:

Senior Notes

On June 23, 2009, we issued $565.0 million principal amount of Senior Notes. The Senior Notes will mature on July 15, 2016 and accrue interest at 10.00% per annum, payable semi-annually on January 15 and July 15, with the first payment on January 15, 2010. The Senior Notes were issued at 97.533% of the principal amount, representing a yield to maturity of 10.50% and resulting in net proceeds paid to us of $551.1 million. The $13.9 million discount is being accreted and the related charge included in interest expense until the Senior Notes mature. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by certain direct and indirect domestic subsidiaries of Wendy’s/Arby’s Restaurants (collectively, the “Guarantors”).

Wendy’s/Arby’s Restaurants incurred approximately $21.1 million in costs related to the issuance of the Senior Notes which are being  amortized to interest expense over the Senior Notes’ term utilizing the effective interest method.

An Indenture dated as of June 23, 2009 (the “Indenture”) among Wendy’s/Arby’s Restaurants, the Guarantors and U.S. Bank National Association, as trustee (the “Trustee”), includes certain customary covenants that, subject to a number of important exceptions and qualifications, limit the ability of Wendy’s/Arby’s Restaurants and its restricted subsidiaries to, among other things, incur debt or issue preferred or disqualified stock, pay dividends on equity interests, redeem or repurchase equity interests or prepay or repurchase subordinated debt, make some types of investments and sell assets, incur certain liens, engage in transactions with affiliates (except on an arms-length basis), and consolidate, merge or sell all or substantially all of their assets.

On November 9, 2009, Wendy's/Arby's Restaurants commenced an exchange offer for the Initial Notes issued on June 23, 2009 pursuant to a registration rights agreement entered into in connection with the issuance of the Initial Notes.  In the exchange offer, Wendy’s/Arby’s Restaurants is offering to exchange its outstanding $565.0 million aggregate principal amount of Initial Notes for a like aggregate amount of its 10.00% Senior Notes due 2016 registered under the Securities Act of 1933 (the “Exchange Notes”).  The Exchange Notes issued in the exchange offer will have substantially similar terms as the Initial Notes, except that the Exchange Notes will have no transfer restrictions or registration rights.  The expiration date of the exchange offer is December 9, 2009, unless extended by Wendy’s/Arby’s Restaurants.

Senior Secured Term Loan

On June 10, 2009, Wendy’s/Arby’s Restaurants entered into an Amendment No. 1 to the amended and restated Arby’s Credit Agreement (as so amended, the “Credit Agreement”) which, among other things (1) permitted the issuance by Wendy’s/Arby’s Restaurants of the Senior Notes described above and the incurrence of debt thereunder, and permitted Wendy’s/Arby’s Restaurants to dividend to Wendy’s/Arby’s the net cash proceeds of the Senior Notes issuance less amounts used to prepay the senior secured term loan under the Credit Agreement (the “Term Loan”) and pay accrued interest thereon and certain other payments, (2) modified certain total leverage financial covenants, added certain financial covenants based on senior secured leverage ratios and modified the minimum interest coverage ratio, (3) permitted the prepayment at any time prior to maturity of certain Senior Notes of Wendy’s and eliminated certain incremental debt baskets in the covenant prohibiting the incurrence of additional indebtedness and (4) modified the interest margins to provide that the margins will fluctuate based on Wendy’s/Arby’s Restaurants’ corporate credit rating.  Wendy’s/Arby’s Restaurants incurred approximately $3.1 million in costs related to such Amendment No. 1.

As amended, the Term Loan and amounts borrowed under the revolving credit facility (the “Amended Revolver”) under the Credit Agreement bear interest at our option at either (1) the Eurodollar Base Rate (as defined in the Credit Agreement), as adjusted pursuant to applicable regulations (but not less than 2.75%), plus an interest rate margin of 4.00%, 4.50%, 5.00% or 6.00% per annum, depending on Wendy’s/Arby’s Restaurants’ corporate credit rating, or (2) the Base Rate (as defined in the Credit Agreement), which is the higher of the interest rate announced by the administrative agent for the Credit Agreement as its base rate and the Federal funds rate plus 0.50% (but not less that 3.75%), in either case plus an interest rate margin of 3.00%, 3.50%, 4.00% or 5.00% per annum, depending on Wendy’s/Arby’s Restaurants’ corporate credit rating. Based on Wendy’s/Arby’s Restaurants’ corporate credit rating at the effective date of Amendment No. 1 and as of September 27, 2009, the applicable interest rate margins available to us were 4.50% for Eurodollar Base Rate borrowings and 3.50% for Base Rate borrowings. Since the effective date of Amendment No. 1 and as of September 27, 2009, we have elected to use the Eurodollar Base Rate which resulted in a rate of 7.25% for the 2009 third quarter.

Concurrent with the closing of the issuance of the Senior Notes, we prepaid the Term Loan in an aggregate principal amount of $132.5 million and accrued interest thereon.

During the nine months ended September 27, 2009, we borrowed a net total of $51.2 million under the Amended Revolver; however, no amounts were outstanding as of September 27, 2009. The Amended Revolver includes a sub-facility for the issuance of letters of credit up to $50.0 million.  The availability under the Amended Revolver as of September 27, 2009 was $135.6 million, which is net of $34.4 million for outstanding letters of credit.

Derivatives

During the third quarter of 2009, we entered into $361.0 million of notional amount interest rate swap agreements (the “Interest Rate Swaps”) that swap the fixed rate interest rates on our 6.20% and 6.25% Wendy’s Senior Notes for floating rates.   The Company’s primary objective for entering into derivative instruments is to manage its exposure to changes in interest rates, as well as to maintain an appropriate mix of fixed and variable rate debt.

The Interest Rate Swaps are accounted for as fair value hedges and qualify for the short-cut method under the applicable guidance. At September 27, 2009, the fair value of our Interest Rate Swaps was $2.8 million and has been included in “Deferred costs and other assets” and as an adjustment to the carrying amount of the 6.20% and 6.25% Wendy’s Senior Notes.

Debt Covenants

We were in compliance with all the covenants of the Credit Agreement as of September 27, 2009 and we expect to remain in compliance with all of these covenants for the next twelve months. As of September 27, 2009 there was $380.0 million available for the payment of dividends indirectly to Wendy’s/Arby’s under the covenants of the Credit Agreement which includes the net proceeds, as defined, from the Senior Notes less any dividends paid since their issuance.

Wendy’s 6.20% and 6.25% Senior Notes and 7% Debentures (the “Wendy’s Notes”) contain covenants that specify limits on the incurrence of indebtedness. We were in compliance with these covenants as of September 27, 2009 and project that we will be in compliance with these covenants for the next twelve months.

A significant number of the underlying leases in the Arby’s restaurants segment for sale-leaseback obligations and capitalized lease obligations, as well as the operating leases, require or required periodic financial reporting of certain subsidiary entities within ARG or of individual restaurants, which in many cases have not been prepared or reported. The Company has negotiated waivers and alternative covenants with its most significant lessors which substitute consolidated financial reporting of ARG for that of individual subsidiary entities and which modify restaurant level reporting requirements for more than half of the affected leases.  Nevertheless, as of September 27, 2009, the Company was not in compliance, and remains not in compliance, with the reporting requirements under those leases for which waivers and alternative financial reporting covenants have not been negotiated. However, none of the lessors has asserted that the Company is in default of any of those lease agreements. The Company does not believe that such non-compliance will have a material adverse effect on its condensed consolidated financial position or results of operations.

Contractual Obligations

As of September 27, 2009, there have been no material changes to those contractual obligations outside of the ordinary course of business except: (1) the issuance of $565.0 million of the Senior Notes in June 2009, (2) the repayment of $132.5 million of the Term Loan, (3) Interest Rate Swaps with a notional amount of $361.0 million and (4) a supply chain relationship agreement with a $15.5 million commitment to fund expenses of a new purchasing co-operative for the Wendy’s system entered into between Wendy’s and its franchisees.

Credit Ratings

Wendy’s/Arby’s Restaurants is rated by Moody’s Investor’s Service (“Moody’s”) and specific debt issuances of Wendy’s/Arby’s Restaurants and Wendy’s are rated by Standard & Poor’s (“S&P”) and Moody’s.

In June 2009, the agencies assigned the following ratings for Wendy’s/Arby’s Restaurants and the Wendy’s Notes:

	S&P	Moody’s
Corporate family/corporate credit
Entity	Not applicable	Wendy’s/Arby’s Restaurants
Rating	-	B2
Outlook	-	Stable

Wendy’s/Arby’s Restaurants Senior Notes	B+	B2

Wendy’s/Arby’s Restaurants Term Loan	BB	Ba2

Wendy’s Notes	B-	Caa1

There are many factors that could lead to future upgrades or downgrades of our credit ratings. Credit rating upgrades or downgrades could lead to, among other things, changes in borrowing costs and changes in our ability to access capital markets on acceptable terms.

A rating is not a recommendation to buy, sell or hold any security, and may be subject to revision or withdrawal at any time by the rating agency. Each rating should be evaluated independently of any other rating.

Dividends

During the first nine months of 2009, $35.0 million of intercompany dividends were paid to Wendy’s/Arby’s.  No intercompany dividends were paid to Wendy’s/Arby’s during the first nine months of 2008.  As of September 27, 2009, under the terms of the Credit Agreement, there was $380.0 million immediately available for the payment of dividends to Wendy’s/Arby’s, subject to adjustments, which includes the net proceeds, as defined, from the Senior Notes less any dividends paid since their issuance.

Sources and Uses of Cash for the Fourth Quarter of 2009

Our anticipated consolidated cash requirements for continuing operations for the fourth quarter of 2009, exclusive of operating cash flow requirements, consist principally of:

•	Cash capital expenditures of approximately $58.7 million;
•
Intercompany dividends of approximately $80.0 million which may be used to fund Wendy’s/Arby’s stock repurchases, payment of Wendy’s/Arby’s dividends to its shareholders and for other corporate purposes;

•	Other potential intercompany dividends and fees;
•	Scheduled debt principal repayments aggregating $5.0 million; and
•	The costs of any potential business acquisitions or financing activities.

    We expect to meet these requirements from operating cash flows and available cash.

Legal and Environmental Matters

The Company disclosed putative class action complaints in its Form S-4 that had been filed against Wendy’s, its directors, and in two cases also Wendy’s/Arby’s, between April 25 and June 13, 2008, alleging breach of fiduciary duties arising out of the Wendy’s board of directors’ search for a merger partner and out of its approval of the merger agreement with Wendy’s/Arby’s on April 23, 2008, and failure to disclose material information related to the merger in Amendment No. 3 to the Wendy’s/Arby’s Form S-4 under the Securities Act of 1933 filed on August 14, 2008. These cases were described in the Company’s Form S-4 as the Guiseppone, Henzel, Smith and Ravanis cases.

As noted in the Company’s Form S-4, on July 1, 2009, the Common Pleas Court of Franklin County, Ohio entered a final order approving settlement of all claims in the Guiseppone, Henzel and Smith cases and certifying a class for settlement purposes only. On July 9, 2009, the Supreme Court of the State of New York, New York County entered a dismissal of the Ravanis case, with prejudice. The disposition of these cases was not material to the results of operations or financial condition of the Company.

In addition to the matters described above, we are involved in other litigation and claims incidental to our current and prior businesses. We have reserves for all of our legal and environmental matters aggregating $3.1 million as of September 27, 2009. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Seasonality

Our restaurant operations are moderately impacted by seasonality because Wendy’s restaurant revenues are normally higher during the summer months than during the winter months.  Because of this seasonality, results for any particular quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued guidelines on the consolidation of variable interest entities which alters how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions. The guidance is effective commencing with our 2010 fiscal year. We are currently evaluating the effects, if any, that adoption of this standard will have on our consolidated financial statements.

In August 2009, the FASB issued a standard on the fair value measurement of liabilities which is based on an assumed transfer of the liability to a market participant as of the measurement date and also provides guidance for the measurement of the fair value of liabilities. The guidance is effective commencing with our 2009 fourth quarter. We are currently evaluating the effects, if any, that adoption of this standard will have on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

This “Quantitative and Qualitative Disclosures about Market Risk” has been presented in accordance with Item 305 of Regulation S-K promulgated by the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with “Quantitative and Qualitative Disclosures about Market Risk” in our Registration Statement on Form S-4 filed with the SEC on August 28, 2009 (registration number 333-161613), as amended by amendments to the Form S-4 filed on October 6, October 27 and November 5, 2009 (the “Form S-4”). Certain statements we make under this Item 3 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II – Other Information” preceding “Item 1.”

We are exposed to the impact of interest rate changes, changes in commodity prices, changes in the fair value of our investments and foreign currency fluctuations primarily related to the Canadian dollar. In the normal course of business, we employ established policies and procedures to manage our exposure to these changes using financial instruments we deem appropriate.

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit the impact on our earnings and cash flows. Our policy is to maintain a target, over time and subject to market conditions, of between 50% and 75% of “Long-term debt” as fixed rate debt. As of September 27, 2009 our long-term debt, including current portion and excluding the effect of interest rate swaps discussed below, aggregated $1,504.1 million and consisted of $1,034.1 million of fixed-rate debt, $252.8 million of variable-rate debt, and $217.2 million of capitalized lease and sale-leaseback obligations. Our variable interest rate debt consists of $252.8 million of term loan borrowings under a variable-rate senior secured term loan facility due through 2012 (the “Credit Agreement”). The term loan borrowings under the Credit Agreement and amounts borrowed under the revolving credit facility included in the Credit Agreement bear interest at the borrowers’ option at either (1) LIBOR (0.60% at June 28, 2009) of not less than 2.75% plus an interest rate margin of 4.5% or (2) the higher of a base rate determined by the administrative agent for the Credit Agreement or the Federal funds rate plus 0.5% (but not less than 3.75%), in either case plus an interest rate margin of 3.5%. The Base Rate option was chosen as of September 27, 2009 with a resulting 7.25% interest rate. Consistent with our policy, we entered into several outstanding interest rate swap agreements (the “Interest Rate Swaps”) during the third quarter of 2009 with notional amounts totaling $361.0 million that swap the fixed rate interest rates on our 6.20% and 6.25% Wendy’s senior notes for floating rates. The Interest Rate Swaps are accounted for as fair value hedges and qualify for the short-cut method under the applicable guidance.  At September 27, 2009, the fair value of our Interest Rate Swaps was $2.8 million and was included in “Deferred costs and other assets” and as an adjustment to the carrying amount of the 6.20% and 6.25% Wendy’s Senior Notes. Our policies prohibit the use of derivative instruments for trading purposes, and we have procedures in place to monitor and control their use. If any portion of the hedge is determined to be ineffective, any changes in fair value would be recognized in our results of operations.

Overall Market Risk

Our overall market risk as of September 27, 2009 includes cash equivalents, certain cost investments and our equity investment in TimWen. As of September 27, 2009, these investments were classified in our unaudited condensed consolidated balance sheet as follows (in millions):

Cash equivalents included in “Cash and cash equivalents”	$366.7
Restricted cash equivalents:
Current	1.0
Non-current	5.8
Equity investment	99.4
Cost investments	4.6
$477.5

Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consisted principally of cash in bank money market and mutual fund accounts, and are primarily not in Federal Deposit Insurance Corporation (“FDIC”) insured accounts, $6.8 million of which was restricted as of September 27, 2009.

At September 27, 2009 our investments were classified in the following general types or categories (in millions):

		At Fair Value	Carrying Value
Type	At Cost	(a)	Amount	Percent
Cash equivalents	$366.7	$366.7	$366.7	77%
Current and non-current restricted cash equivalents	6.8	6.8	6.8	1%
Other non-current investments accounted for at:
Equity	99.4	99.4	99.4	21%
Cost	4.6	5.2	4.6	1%
	$477.5	$478.1	$477.5	100%
____________________________
(a)	There can be no assurance that we would be able to realize these amounts.

Our investments which are accounted for at cost included limited partnerships and other non-current investments in which we do not have significant influence over the investees. Realized gains and losses on our investments recorded at cost are reported as income or loss in the period in which the securities are sold. Investments accounted for in accordance with the equity method of accounting are those in which we have significant influence over the investees and for which our results of operations include our share of the income or loss of the investees. We review all of our investments in which we have unrealized losses and recognize investment losses currently for any unrealized losses we deem to be other than temporary.

Sensitivity Analysis

Our estimate of market risk exposure is presented for each class of financial instruments held by us at September 27, 2009 for which an immediate adverse market movement would cause a potential material impact on our financial position or results of operations. We believe that the adverse market movements described below represent the hypothetical loss to our financial position or our results of operations and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. The table below reflects the risk for those financial instruments entered into as of September 27, 2009 based upon assumed immediate adverse effects as noted below (in millions):

	Carrying Value	Interest Rate Risk	Equity Price Risk	Foreign Currency Risk
Cash equivalents	$366.7	$-	$-	$-
Current and non-current restricted cash equivalents	6.8	-	-	-
Equity investments	99.4	-	(9.9)	(9.9)
Cost investments	4.6	-	(0.5)	-
Interest Rate Swaps in an asset position	2.8	(12.1)	-	-
Long-term debt, excluding capitalized lease and sale-leaseback obligations-variable rate	252.8	(6.0)	-	-
Long-term debt, excluding capitalized lease and sale-leaseback obligations-fixed rate	1,034.1	(50.7)	-	-

The sensitivity analysis of financial instruments held at September 27, 2009 assumes an instantaneous one percentage point adverse change in market interest rates, and an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at September 27, 2009 and with all other variables held constant. The equity price risk reflects the impact of a 10% decrease in the carrying value of our equity securities, including those in “Cost investments” in the tables above. The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary.

Our cash equivalents and restricted cash equivalents included $373.5 million as of September 27, 2009 of bank money market accounts and interest-bearing brokerage and bank accounts which are all investments with a maturity of three months or less when acquired and are designed to maintain a stable value.

As of September 27, 2009, we had amounts of both fixed-rate debt and variable-rate debt.  On the fixed-rate debt, the interest rate risk presented with respect to our long-term debt, excluding capitalized lease and sale-leaseback obligations, primarily relates to the potential impact a decrease in interest rates of one percentage point has on the fair value of our $1,034.1 million of fixed-rate debt and not on our financial position or our results of operations.  However, as discussed above under “Interest Rate Risk,” we have interest rate swap agreements on a portion of our fixed-rate debt.  The interest rate risk of our fixed-rate debt presented in the tables above exclude the effect of the $361.0 million for which we designated interest rate swap agreements as fair value hedges for the terms of the swap agreements.  As interest rates decrease, the fair market values of the interest rate swap agreements increase.   The interest rate risks presented with respect to the interest rate swap agreements represent the potential impact the indicated change has on our results of operations. On the variable-rate debt, the interest rate risk presented with respect to our long-term debt, excluding capitalized lease and sale-leaseback obligations, represents the potential impact an increase in interest rates of one percentage point has on our results of operations related to our $252.8 million of variable-rate long-term debt outstanding as of September 27, 2009.  Our variable-rate long-term debt outstanding as of September 27, 2009 had a weighted average remaining maturity of approximately two years.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 27, 2009. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 27, 2009, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control Over Financial Reporting

On September 29, 2008, Triarc Companies, Inc. (renamed “Wendy’s/Arby’s Group, Inc.”) completed the acquisition of Wendy’s and its subsidiaries. As part of the integration activities, Wendy’s/Arby’s Group, Inc. financial reporting controls and procedures, which include substantially all of our financial reporting controls and procedures, are being incorporated into this acquired business.  During the third quarter of 2009, an additional phase of the integration of Wendy’s accounting systems was successfully completed. The integrated accounting system was used for the preparation of financial statements and other information presented in this Quarterly Report on Form 10-Q.  We expect further integration of Wendy's processes and systems through the remainder of 2009 and into 2010.

 There were no other changes in our internal control over financial reporting made during the quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our control system can prevent or detect all error or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.

 Part II.                      OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This Quarterly Report on Form 10-Q and oral statements made from time to time by representatives of the Company may contain or incorporate by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of the Company. Those statements, as well as statements preceded by, followed by, or that include the words “may,” “believes,” “plans,” “expects,” “anticipates,” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). All statements that address future operating, financial or business performance; strategies or expectations; future synergies, efficiencies or overhead savings; anticipated costs or charges; future capitalization; and anticipated financial impacts of recent or pending transactions are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are based on our expectations at the time such statements are made, speak only as of the dates they are made and are susceptible to a number of risks, uncertainties and other factors. Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by our forward-looking statements. For all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Many important factors could affect our future results and could cause those results to differ materially from those expressed in or implied by the forward-looking statements contained herein. Such factors, all of which are difficult or impossible to predict accurately, and many of which are beyond our control, include, but are not limited to, the following:

•	competition, including pricing pressures, aggressive marketing and the potential impact of competitors’ new unit openings on sales of Wendy’s® and Arby’s® restaurants;

•	consumers’ perceptions of the relative quality, variety, affordability and value of the food products we offer;

•	success of operating initiatives, including advertising and promotional efforts and new product and concept development by us and our competitors;

•	development costs, including real estate and construction costs;

•
changes in consumer tastes and preferences, including changes resulting from concerns over nutritional or safety aspects of beef, poultry, French fries or other foods or the effects of food-borne illnesses such as “mad cow disease” and avian influenza or “bird flu,” and changes in spending patterns and demographic trends, such as the extent to which consumers eat meals away from home;

•
certain factors affecting our franchisees, including the business and financial viability of franchisees, the timely payment of franchisees’ obligations due to us or to national or local advertising organizations, and the ability of our franchisees to open new restaurants in accordance with their development commitments, including their ability to finance restaurant development and remodels;

•	availability, location and terms of sites for restaurant development by us and our franchisees;

•	delays in opening new restaurants or completing remodels of existing restaurants;

•	the timing and impact of acquisitions and dispositions of restaurants;

•	our ability to successfully integrate acquired restaurant operations;

•	anticipated or unanticipated restaurant closures by us and our franchisees;

•	our ability to identify, attract and retain potential franchisees with sufficient experience and financial resources to develop and operate Wendy’s and Arby’s restaurants successfully;

•	availability of qualified restaurant personnel to us and to our franchisees, and the ability to retain such personnel;

•
our ability, if necessary, to secure alternative distribution of supplies of food, equipment and other products to Wendy’s and Arby’s restaurants at competitive rates and in adequate amounts, and the potential financial impact of any interruptions in such distribution;

•	changes in commodity (including beef and chicken), labor, supply, fuel, utilities, distribution and other operating costs;

•	availability and cost of insurance;

•	adverse weather conditions;

•	availability, terms (including changes in interest rates) and deployment of capital;

•
changes in legal or self-regulatory requirements, including franchising laws, accounting standards, payment card industry rules, overtime rules, minimum wage rates, government-mandated health benefits, tax legislation and menu-board labeling requirements;

•	the costs, uncertainties and other effects of legal, environmental and administrative proceedings;

•
the impact of general economic conditions on consumer spending, including a slower consumer economy and high unemployment rates, particularly in geographic regions that contain a high concentration of Wendy’s or Arby’s restaurants, and the effects of war or terrorist activities;

•	the impact of our continuing investment in series A senior secured notes of Deerfield Capital Corp. following our 2007 corporate restructuring; and

•
other risks and uncertainties affecting us and our subsidiaries referred to in our Registration Statement on Form S-4 filed with the U.S. Securities and Exchanges Commission (the “SEC”) on August 28, 2009 (registration number 333-161613), as amended by amendments to the Form S-4 filed on October 6, October 27 and November 5, 2009 and in our other current and periodic filings with the SEC.

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We assume no obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q as a result of new information, future events or developments, except as required by Federal securities laws. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties.

Item 1.  Legal Proceedings

The Company disclosed putative class action complaints in its Form S-4 that had been filed against Wendy’s, its directors, and in two cases also Wendy’s/Arby’s, between April 25 and June 13, 2008, alleging breach of fiduciary duties arising out of the Wendy’s board of directors’ search for a merger partner and out of its approval of the merger agreement with Wendy’s/Arby’s on April 23, 2008, and failure to disclose material information related to the merger in Amendment No. 3 to the Wendy’s/Arby’s Form S-4 under the Securities Act of 1933 filed on August 14, 2008. These cases were described in the Company’s Form S-4 as the Guiseppone, Henzel, Smith and Ravanis cases.

As noted in the Company’s Form S-4, on July 1, 2009, the Common Pleas Court of Franklin County, Ohio entered a final order approving settlement of all claims in the Guiseppone, Henzel and Smith cases and certifying a class for settlement purposes only. On July 9, 2009, the Supreme Court of the State of New York, New York County entered a dismissal of the Ravanis case, with prejudice. The disposition of these cases was not material to the results of operations or financial condition of the Company.

In addition to the matters described above, we are involved in other litigation and claims incidental to our current and prior businesses. We have reserves for all of our legal and environmental matters aggregating $3.1 million as of September 27, 2009. Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Item 6.  Exhibits.

EXHIBIT NO.	DESCRIPTION

2.1
Agreement and Plan of Merger, dated as of April 23, 2008, by and among Triarc Companies, Inc., Green Merger Sub Inc. and Wendy’s International, Inc., incorporated herein by reference to Exhibit 2.1 to Triarc’s Current Report on Form 8-K dated April 29, 2008 (SEC file no. 001-02207).

2.2
Side Letter Agreement, dated August 14, 2008, by and among Triarc Companies, Inc., Green Merger Sub, Inc. and Wendy’s International, Inc., incorporated herein by reference to Exhibit 2.3 to Triarc’s Registration Statement on Form S-4, Amendment No. 3, filed on August 15, 2008 (Reg. no. 333-151336).

3.1
Certificate of Formation of Wendy’s/Arby’s Restaurants, LLC (f/k/a Wendy’s International Holdings, LLC), as amended to date, incorporated by reference to Exhibit 3.1 to Wendy’s/Arby’s Restaurants’ Registration Statement on Form S-4 filed on August 28, 2009 (Reg. no. 333-161613).

3.2
Third Amended and Restated Limited Liability Company Operating Agreement of Wendy’s/Arby’s Restaurants, LLC, incorporated by reference to Exhibit 3.2 to Wendy’s/Arby’s Restaurants’ Registration Statement on Form S-4 filed on August 28, 2009 (Reg. no. 333-161613).

4.1
Supplemental Indenture, dated as of July 8, 2009, among Wendy’s/Arby’s Restaurants, LLC, the guarantors named therein and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.3 to Wendy’s/Arby’s Group’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2009 (SEC file no. 001-02207).

10.1
Form of Non-Incentive Stock Option Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009 (SEC file no. 001-02207).

10.2
Form of Restricted Share Unit Award Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated by reference to Exhibit 10.2 to Wendy’s/Arby’s Group’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009 (SEC file no. 001-02207).

10.3
Form of Stock Option Award Letter for U.S. Grantees under the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to Wendy’s/Arby’s Group’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009 (SEC file no. 001-02207).

10.4
Form of Stock Unit Award Agreement under the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to Wendy’s/Arby’s Group’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009 (SEC file no. 001-02207).

10.5
Form of letter amending non-qualified stock options granted under the Wendy’s International, Inc. 2007 Stock Incentive Plan on May 1, 2007 and May 1, 2008 to certain former directors of Wendy’s International, Inc, incorporated by reference to Exhibit 10.5 to Wendy’s/Arby’s Group’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009 (SEC file no. 001-02207).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*
__________________
*          Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WENDY’S/ARBY’S RESTAURANTS, LLC (Registrant)
Date: November 12, 2009	By: /s/ Stephen E. Hare
Stephen E. Hare
Senior Vice President and
Chief Financial Officer
(On behalf of the Company)

Date: November 12, 2009	By: /s/ Steven B. Graham
Steven B. Graham
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

EXHIBIT NO.	DESCRIPTION

2.1
Agreement and Plan of Merger, dated as of April 23, 2008, by and among Triarc Companies, Inc., Green Merger Sub Inc. and Wendy’s International, Inc., incorporated herein by reference to Exhibit 2.1 to Triarc’s Current Report on Form 8-K dated April 29, 2008 (SEC file no. 001-02207).

2.2
Side Letter Agreement, dated August 14, 2008, by and among Triarc Companies, Inc., Green Merger Sub, Inc. and Wendy’s International, Inc., incorporated herein by reference to Exhibit 2.3 to Triarc’s Registration Statement on Form S-4, Amendment No. 3, filed on August 15, 2008 (Reg. no. 333-151336).

3.1
Certificate of Formation of Wendy’s/Arby’s Restaurants, LLC (f/k/a Wendy’s International Holdings, LLC), as amended to date, incorporated by reference to Exhibit 3.1 to Wendy’s/Arby’s Restaurants’ Registration Statement on Form S-4 filed on August 28, 2009 (Reg. no. 333-161613).

3.2
Third Amended and Restated Limited Liability Company Operating Agreement of Wendy’s/Arby’s Restaurants, LLC, incorporated by reference to Exhibit 3.2 to Wendy’s/Arby’s Restaurants’ Registration Statement on Form S-4 filed on August 28, 2009 (Reg. no. 333-161613).

4.1
Supplemental Indenture, dated as of July 8, 2009, among Wendy’s/Arby’s Restaurants, LLC, the guarantors named therein and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.3 to Wendy’s/Arby’s Group’s Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2009 (SEC file no. 001-02207).

10.1
Form of Non-Incentive Stock Option Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009 (SEC file no. 001-02207).

10.2
Form of Restricted Share Unit Award Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated by reference to Exhibit 10.2 to Wendy’s/Arby’s Group’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009 (SEC file no. 001-02207).

10.3
Form of Stock Option Award Letter for U.S. Grantees under the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to Wendy’s/Arby’s Group’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009 (SEC file no. 001-02207).

10.4
Form of Stock Unit Award Agreement under the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to Wendy’s/Arby’s Group’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009 (SEC file no. 001-02207).

10.5
Form of letter amending non-qualified stock options granted under the Wendy’s International, Inc. 2007 Stock Incentive Plan on May 1, 2007 and May 1, 2008 to certain former directors of Wendy’s International, Inc, incorporated by reference to Exhibit 10.5 to Wendy’s/Arby’s Group’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2009 (SEC file no. 001-02207).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*
_______________________
*          Filed herewith.