Form 10-K
Wendy's/Arby's Restaurants, LLC
filed 2010-03-19
CIK 1467974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 3, 2010
OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

COMMISSION FILE NUMBER 333-161613
------------------------
WENDY’S/ARBY’S RESTAURANTS, LLC
(Exact Name of Registrant as Specified in its Charter)
------------------------
Delaware	38-0471180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1155 Perimeter Center West, Atlanta, Georgia	30338
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (678) 514-4100
------------------------
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  □Yes ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act   □Yes  ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. □Yes  ☒No*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). □Yes  □No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer □	Accelerated filer □	Non-accelerated filer ☒	Smaller reporting company □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  □Yes ☒No

As a limited liability company, the registrant does not issue common stock but has one member’s interest issued and outstanding.  The registrant’s sole member is Wendy’s/Arby’s Group, Inc.  The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant as of June 28, 2009 was zero.

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

*The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period it was required to file such reports.

PART 1
Special Note Regarding Forward-Looking Statements and Projections

Wendy’s/Arby’s Restaurants, LLC is the parent company of Wendy’s International, Inc. (“Wendy’s”) and Arby’s Restaurant Group, Inc. (“Arby’s” or “ARG”) and a wholly-owned subsidiary of Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s”).  The terms “we,” “us,” “our,” “Wendy’s/Arby’s Restaurants,” and the “Company” refer collectively to Wendy’s/Arby’s Restaurants, LLC and its subsidiaries. This Annual Report on Form 10-K and oral statements made from time to time by representatives of the Company may contain or incorporate by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of the Company.  Those statements, as well as statements preceded by, followed by, or that include the words “may,” “believes,” “plans,” “expects,” “anticipates,” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  All statements that address future operating, financial or business performance; strategies or expectations; future synergies, efficiencies or overhead savings; anticipated costs or charges; future capitalization; and anticipated financial impacts of recent or pending transactions are forward-looking statements within the meaning of the Reform Act.  The forward-looking statements are based on our expectations at the time such statements are made, speak only as of the dates they are made and are susceptible to a number of risks, uncertainties and other factors.  Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by our forward-looking statements.  For all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act.  Many important factors could affect our future results and could cause those results to differ materially from those expressed in, or implied by the forward-looking statements contained herein.  Such factors, all of which are difficult or impossible to predict accurately, and many of which are beyond our control, include, but are not limited to, the following:

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

•
certain factors affecting our franchisees, including the business and financial viability of key franchisees, the timely payment of such franchisees’ obligations due to us or to national or local advertising organizations, and the ability of our franchisees to open new restaurants in accordance with their development commitments, including their ability to finance restaurant development and remodels;

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

•	changes in commodity costs (including beef and chicken), labor, supply, fuel, utilities, distribution and other operating costs;

•	availability and cost of insurance;

•	adverse weather conditions;

•	availability, terms (including changes in interest rates) and deployment of capital;

•
changes in legal or regulatory requirements, including franchising laws, accounting standards, payment card industry rules, overtime rules, minimum wage rates, government-mandated health benefits, tax legislation and menu-board labeling requirements;

•	the costs, uncertainties and other effects of legal, environmental and administrative proceedings;

•
the impact of general economic conditions and high unemployment rates on consumer spending, particularly in geographic regions that contain a high concentration of Wendy’s or Arby’s restaurants, and the effects of war or terrorist activities;

•	the effects of charges for impairment of goodwill or for the impairment of other long-lived assets due to deteriorating operating results; and

•
other risks and uncertainties affecting us and our subsidiaries referred to in this Form 10-K (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission.

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us.  We assume no obligation to update any forward-looking statements after the date of this Form 10-K as a result of new information, future events or developments, except as required by federal securities laws.  In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties.

Item 1.    Business.

Introduction

Wendy’s/Arby’s Restaurants, LLC is the parent company of Wendy’s International, Inc. (“Wendy’s”) and Arby’s Restaurant Group, Inc. (“Arby’s” or “ARG”) and is a wholly-owned subsidiary of Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s”).  The terms “we,” “us,” “our,” “Wendy’s/Arby’s Restaurants,” and the “Company” refer collectively to Wendy’s/Arby’s Restaurants, LLC and its subsidiaries. Wendy’s and ARG are the owners and franchisors of the Wendy’s® and Arby’s® restaurant systems, respectively.  As of January 3, 2010, the Wendy’s restaurant system was comprised of 6,541 restaurants, of which 1,391 were owned and operated by the Company.  As of January 3, 2010, the Arby’s restaurant system was comprised of 3,718 restaurants, of which 1,169 were owned and operated by the Company.  References in this Form 10-K to restaurants that we “own” or that are “company-owned” include owned and leased restaurants.  We were formed in Delaware in October 2008 under the name Wendy’s International Holdings, LLC and changed our company name to Wendy’s/Arby’s Restaurants, LLC on June 19, 2009 in connection with the offering of the Senior Notes described herein. Our principal executive offices are located at 1155 Perimeter Center West, Atlanta, Georgia 30338, and our telephone number is (678) 514-4100. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, as well as our annual proxy statement, available, free of charge, on the Wendy’s/Arby’s website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.  The Wendy’s/Arby’s website address is www.wendysarbys.com.  Information contained on the website is not part of this annual report on Form 10-K.

Business Strategy

Our business strategy is focused on growing same-store sales, restaurant margins and operating income at the Wendy’s and Arby’s brands with improved marketing, menu development, restaurant operations and customer service.  We are also focused on effectively managing the integration of our brands and building a shared services organization to achieve significant synergies and efficiencies.  Our goal is to produce consolidated revenue and operating income growth with attractive return on investment, resulting in increased shareholder value.  We will also continue to evaluate various acquisitions and business combinations in the restaurant industry, which may result in increases in expenditures and related financing activities.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Unless circumstances dictate otherwise, it is our policy to publicly announce an acquisition or business combination only after a definitive agreement with respect to such acquisition or business combination has been reached.

Fiscal Year

We use a 52/53 week fiscal year convention whereby our fiscal year ends each year on the Sunday that is closest to December 31 of that year.  Each fiscal year generally is comprised of four 13-week fiscal quarters, although in the years with 53 weeks, including 2009, the fourth quarter represents a 14-week period.

Business Segments

We operate in two business segments, Wendy’s and Arby’s. See Note 19 of the Financial Statements and Supplementary Data included in Item 8 herein, for financial information attributable to our business segments.

The Wendy’s Restaurant System

Wendy’s is the 3rd largest restaurant franchising system specializing in the hamburger sandwich segment of the quick service restaurant industry.  According to Nation’s Restaurant News, Wendy’s is the 4th largest quick service restaurant chain in the United States.

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. At January 3, 2010, there were 6,541 Wendy’s restaurants in operation in the United States and in 21 foreign countries and U. S. territories. Of these restaurants, 1,391 were operated by Wendy’s and 5,150 by a total of 487 franchisees.   See “Item 2. Properties” for a listing of the number of Company-owned and franchised locations in the United States and in foreign countries and U.S. territories.

The revenues from our restaurant business are derived from four principal sources: (1) sales at company-owned restaurants; (2) sales of bakery items and kid’s meal promotional items to franchisees and others; (3) franchise royalties received from all Wendy’s franchised restaurants; and (4) up-front franchise fees from restaurant operators for each new unit opened.

Wendy’s is also a partner in a Canadian restaurant real estate joint venture with Tim Hortons, Inc.   The joint venture owns Wendy’s/Tim Hortons combo units in Canada.  As of January 3, 2010, there were 105 Wendy’s restaurants in operation that were owned by the joint venture.  The Tim Hortons menu includes premium coffee, flavored cappuccinos, specialty teas, home-style soups, fresh sandwiches and fresh baked goods.

Wendy’s Restaurants

Wendy’s opened its first restaurant in Columbus, Ohio in 1969.  During 2009, Wendy’s opened 10 new restaurants and closed 13 generally underperforming restaurants.  In addition, Wendy’s sold 12 Company-owned restaurants to its franchisees. During 2009, Wendy’s franchisees opened 53 new restaurants and closed 68 generally underperforming restaurants.  In addition, 71 franchised restaurants were closed in Japan at year-end upon the expiration of the related franchise agreement.

The following table sets forth the number of Wendy’s restaurants at the beginning and end of each year from 2007 to 2009:

	2009	2008	2007
Restaurants open at beginning of period	6,630	6,645	6,673
Restaurants opened during period	63	97	92
Restaurants closed during period	(152)	(112)	(120)
Restaurants open at end of period	6,541	6,630	6,645

During the period from January 1, 2007, through January 3, 2010, 252 Wendy’s restaurants were opened and 384 generally underperforming Wendy’s restaurants were closed.

Operations

Each Wendy’s restaurant offers a relatively standard menu featuring hamburgers and filet of chicken breast sandwiches, which are prepared to order with the customer’s choice of condiments. Wendy’s menu also includes chicken nuggets, chili, baked and french fried potatoes, freshly prepared salads, soft drinks, milk, Frosty™ desserts, floats and kids’ meals. In addition, the restaurants sell a variety of promotional products on a limited basis.

Free-standing Wendy’s restaurants generally include a pick-up window in addition to a dining room.  The percentage of sales at company-owned Wendy’s restaurants through the pick-up window was 64.6% and 63.8% in 2009 and 2008, respectively.

Wendy’s strives to maintain quality and uniformity throughout all restaurants by publishing detailed specifications for food products, preparation and service, continual in-service training of employees, restaurant reviews and field visits from Wendy’s supervisors. In the case of franchisees, field visits are made by Wendy’s personnel who review operations, including quality, service and cleanliness and make recommendations to assist in compliance with Wendy’s specifications.

Generally, Wendy’s does not sell food or supplies, other than sandwich buns and kids’ meal toys, to its franchisees. However, prior to 2010 Wendy’s arranged for volume purchases of many food and supply products.  Commencing in 2010 the purchasing function was transferred to a new purchasing co-op as described below in “Raw Materials and Purchasing.”

The New Bakery Co. of Ohio, Inc. (“Bakery”), a wholly-owned subsidiary of Wendy’s, is a producer of buns for some Wendy’s restaurants, and to a lesser extent for other outside parties, including certain distributors to the Arby’s system.  At January 3, 2010, the Bakery supplied 692 restaurants operated by Wendy’s and 2,476 restaurants operated by franchisees. The Bakery also manufactures and sells some products to customers in the grocery and other food service businesses.

See Note 19 of the Financial Statements and Supplementary Data included in Item 8 herein, for financial information attributable to certain geographical areas.

Raw Materials and Purchasing

As of January 3, 2010, 6 independent processors (7 total production facilities) supplied all of Wendy’s hamburger in the United States.  In addition, 5 independent processors (9 total production facilities) supplied all of Wendy’s chicken in the United States.

  Wendy’s and its franchisees have not experienced any material shortages of food, equipment, fixtures or other products that are necessary to maintain restaurant operations. Wendy’s anticipates no such shortages of products and believes that alternate suppliers are available.  Suppliers to the Wendy’s system must comply with United States Department of Agriculture (“USDA”) and United States Food and Drug Administration (“FDA”) regulations governing the manufacture, packaging, storage, distribution and sale of all food and packaging products.

During the 2009 fourth quarter, Wendy’s and its franchisees entered into a purchasing co-op relationship agreement (the “Co-op Agreement”) to establish a new Wendy’s purchasing co-op, Quality Supply Chain Co-op, Inc. (“QSCC”). QSCC now manages food and related product purchases and distribution services for the Wendy’s system in the United States and Canada.  Through QSCC, Wendy’s and Wendy’s franchisees purchase food, proprietary paper and operating supplies under national contracts with pricing based upon total system volume.

QSCC’s supply chain management will facilitate continuity of supply and provide consolidated purchasing efficiencies while monitoring and seeking to minimize possible obsolete inventory throughout the North American supply chain. The system’s purchasing function for 2009 and prior was performed and paid for by Wendy’s. In order to facilitate the orderly transition of the 2010 purchasing function for North American operations, Wendy’s transferred certain contracts, assets and certain Wendy’s purchasing employees to QSCC in the first quarter of 2010.  Pursuant to the terms of the Co-op Agreement, Wendy’s is required to pay $15.5 million to QSCC over an 18 month period in order to provide funding for start-up costs, operating expenses and cash reserves. Future operations will be funded by all members of QSCC, including Wendy’s and its franchisees.

Trademarks and Service Marks

Wendy’s has registered certain trademarks and service marks in the United States Patent and Trademark Office and in international jurisdictions, some of which include Wendy’s®, Old Fashioned Hamburgers® and Quality Is Our Recipe®. Wendy’s believes that these and other related marks are of material importance to its business. Domestic trademarks and service marks expire at various times from 2010 to 2019, while international trademarks and service marks have various durations of 10 to 15 years. Wendy’s generally intends to renew trademarks and service marks that are scheduled to expire.

Wendy’s entered into an Assignment of Rights Agreement with the company’s founder, R. David Thomas, and his wife dated as of November 5, 2000 (the “Assignment”). Wendy’s had used Mr. Thomas, who was Senior Chairman of the Board until his death on January 8, 2002, as a spokesperson and focal point for its products and services for many years. With the efforts and attributes of Mr. Thomas, Wendy’s has, through its extensive investment in the advertising and promotional use of Mr. Thomas’ name, likeness, image, voice, caricature, endorsement rights and photographs (the “Thomas Persona”), made the Thomas Persona well known in the U.S. and throughout North America and a valuable asset for both Wendy’s and Mr. Thomas’ estate. Under the terms of the Assignment, Wendy’s acquired the entire right, title, interest and ownership in and to the Thomas Persona, including the sole and exclusive right to commercially use the Thomas Persona.

Seasonality

Wendy’s restaurant operations are moderately seasonal. Wendy’s average restaurant sales are normally higher during the summer months than during the winter months. Because the business is moderately seasonal, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Competition

Each Wendy’s restaurant is in competition with other food service operations within the same geographical area.  The quick-service restaurant segment is highly competitive and includes well-established competitors such as McDonald’s®, Burger King®, Taco Bell®, Kentucky Fried Chicken® and Arby’s®.  Wendy’s competes with other restaurant companies and food outlets, primarily through the quality, variety, convenience, price and value perception of food products offered. The number and location of units, quality and speed of service, attractiveness of facilities, effectiveness of marketing and new product development by Wendy’s and its competitors are also important factors. The price charged for each menu item may vary from market to market (and within markets) depending on competitive pricing and the local cost structure.  Wendy’s also competes within the food service industry and the quick service restaurant sector not only for customers, but also for personnel, suitable real estate sites and qualified franchisees.

Wendy’s competitive position is differentiated by a focus on quality, its use of fresh, never frozen ground beef in the United States and Canada and certain other countries, its unique and diverse menu, its promotional products, its choice of condiments and the atmosphere and decor of its restaurants.

Many of the leading restaurant chains have focused on new unit development as one strategy to increase market share through increased consumer awareness and convenience. This has led to increased competition for available development sites and higher development costs for those sites, although the recent decline in commercial real estate values has somewhat offset those costs.  Competitors also employ marketing strategies such as frequent use of price discounting, frequent promotions and heavy advertising expenditures.  Continued price discounting in the quick service restaurant industry and the emphasis on value menus has had and could continue to have an adverse impact on Wendy’s.  In addition, the growth of fast casual chains and other in-line competitors could cause some fast food customers to “trade up” to a more traditional dining out experience while keeping the benefits of quick service dining.

Other restaurant chains have also competed by offering high quality sandwiches made with fresh ingredients and artisan breads.  Several chains have also sought to compete by targeting certain consumer groups, such as capitalizing on trends toward certain types of diets (e.g., low carbohydrate or low trans fat) by offering menu items that are promoted as being consistent with such diets.

Additional competitive pressures for prepared food purchases come from operators outside the restaurant industry.  A number of major grocery chains offer fresh deli sandwiches and fully prepared food and meals to go as part of their deli sections.  Some of these chains also have in-store cafes with service counters and tables where consumers can order and consume a full menu of items prepared especially for that portion of the operation.  Additionally, convenience stores and retail outlets at gas stations frequently offer sandwiches and other foods.

Quality Assurance

Wendy’s Quality Assurance program is designed to verify that the food products supplied to our restaurants are processed in a safe, sanitary environment and in compliance with our food safety and quality standards. Wendy’s Quality Assurance personnel conduct multiple on-site sanitation and production audits throughout the year at all of our core menu product processing facilities, which includes beef, poultry, pork, buns, french fries, Frosty™ dessert ingredients, and produce. Animal welfare audits are also conducted every year at all beef, poultry, and pork facilities to confirm compliance to our required animal welfare and handling policies and procedures. In addition to our facility audit program, weekly samples of beef, poultry, and other core menu products from our distribution centers are randomly sampled and analyzed by a third party laboratory to test conformance to our quality specifications. Each year, Wendy’s representatives conduct unannounced inspections of all company and franchise restaurants to test conformance to our sanitation, food safety, and operational requirements.  Wendy’s has the right to terminate franchise agreements if franchisees fail to comply with quality standards.

Acquisitions and Dispositions of Wendy’s Restaurants

Wendy’s has from time to time acquired the interests of and sold Wendy’s restaurants to franchisees, and it is anticipated that the company may have opportunities for such transactions in the future. Wendy’s generally retains a right of first refusal in connection with any proposed sale of a franchisee’s interest. Wendy’s will continue to sell and acquire restaurants in the future where prudent.

International Operations

As of January 3, 2010, Wendy’s had 136 company owned and 235 franchised restaurants in Canada and 293 franchised restaurants in 20 other countries and U.S. territories. Wendy’s is evaluating further expansion into other international markets. Wendy’s has granted development rights in the certain countries and U. S. territories listed under Item 2 of this Form 10-K. In addition, Wendy's has granted development rights for dual-branded Wendy's and Arby's restaurants in 12 countries in the Middle East and North Africa.

Wendy’s Restaurants of Canada Inc. (“WROC”), a wholly owned subsidiary of Wendy’s, holds master franchise rights for Canada.  The rights and obligations governing the majority of franchised restaurants operating in Canada are set forth in a Single Unit Sub-Franchise Agreement. This document provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by WROC and to use the Wendy’s system in connection with the operation of the restaurant at that site. The Single Unit Sub-Franchise Agreement provides for a 20-year term and a 10-year renewal subject to certain conditions. The sub-franchisee pays to WROC a monthly royalty of 4% of sales, as defined in the agreement, from the operation of the restaurant or C$1,000, whichever is greater.  The agreement also typically requires that the franchisee pay WROC a technical assistance fee. The standard technical assistance fee is currently C$35,000 for each restaurant.

Franchisees who wish to develop Wendy’s restaurants outside the United States and Canada enter into agreements with Wendy’s that generally provide franchise rights for a restaurant for an initial term of 10 years or 20 years, depending on the country, and typically include a 10-year renewal provision, subject to certain conditions.  If the restaurant site is leased by the franchisee, the term will expire with expiration of the term of the lease, if shorter.  The agreements license the franchisee to use the Wendy’s trademarks and know-how in the operation of a Wendy’s restaurant at a specified location.  Generally, the franchisee is required to pay Wendy’s a technical assistance fee, which is typically US$30,000 for each restaurant, and monthly fees, which are typically equal to 4% of the monthly sales of each restaurant.  In certain foreign markets, Wendy’s and the franchisee may sign a development agreement under which the franchisee undertakes to develop a specified number of new Wendy’s restaurants in a stated territory based on a negotiated schedule.  In some of the agreements, the developer pays an upfront development fee that is credited against technical assistance fees incurred in the future.  In certain circumstances, Wendy’s and the franchisee may sign a master franchise agreement under which the franchisee has the right to sub-franchise in a stated territory, subject to certain conditions.

We also evaluate non-franchise opportunities in international markets and may elect to develop a market through a joint venture, licensing transaction or other arrangement or we may elect to open company-owned restaurants in a market.

Franchised Restaurants

As of January 3, 2010, Wendy’s franchisees operated 5,150 Wendy’s restaurants in 49 states, Canada and 20 other countries and U. S. territories.

The rights and obligations governing the majority of franchised restaurants operating in the United States are set forth in the Wendy’s Unit Franchise Agreement. This document provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by Wendy’s and to use the Wendy’s system in connection with the operation of the restaurant at that site. The Unit Franchise Agreement provides for a 20-year term and a 10-year renewal subject to certain conditions. Wendy’s has in the past franchised under different agreements on a multi-unit basis; however, Wendy’s now generally grants new Wendy’s franchises on a unit-by-unit basis.

The Wendy’s Unit Franchise Agreement requires that the franchisee pay a royalty of 4% of sales, as defined in the agreement, from the operation of the restaurant. The agreement also typically requires that the franchisee pay Wendy’s a technical assistance fee. In the United States, the standard technical assistance fee required under a newly executed Unit Franchise Agreement is currently $25,000 for each restaurant.

The technical assistance fee is used to defray some of the costs to Wendy’s in providing technical assistance in the development of the Wendy’s restaurant, initial training of franchisees or their operator and in providing other assistance associated with the opening of the Wendy’s restaurant. In certain limited instances (like the regranting of franchise rights or the relocation of an existing restaurant), Wendy’s may charge a reduced technical assistance fee or may waive the technical assistance fee. Wendy’s does not select or employ personnel on behalf of franchisees.

Wendy’s currently does not offer any financing arrangements, or enter into guarantees of financing arrangements, to franchisees seeking to build new franchised units. However, Wendy’s had previously made such financing available to qualified franchisees and Wendy’s had guaranteed payment on a portion of the loans made by third-party lenders to those franchisees.

See “Management Discussion and Analysis – Liquidity and Capital Resources – Guarantees and Other Contingencies” in Item 7 herein, for further information regarding guarantee obligations.

See Note 3 and Note 15 of the Financial Statements and Supplementary Data included in Item 8 herein, and the information under “Management’s Discussion and Analysis” in Item 7 herein, for further information regarding reserves, commitments and contingencies involving franchisees.

Advertising and Marketing

Wendy’s participates in two national advertising funds established to collect and administer funds contributed for use in advertising through television, radio, newspapers, the Internet and a variety of promotional campaigns. Separate national advertising funds are administered for Wendy’s U.S and Canadian locations. Contributions to the national advertising funds are required to be made from both company-owned and franchised restaurants and are based on a percent of restaurant retail sales. In addition to the contributions to the national advertising funds, Wendy’s requires additional contributions to be made for both company-owned and franchised restaurants based on a percent of restaurant retail sales for the purpose of local and regional advertising programs. Required franchisee contributions to the national advertising funds and for local and regional advertising programs are governed by the Wendy’s Unit Franchise Agreement. Required contributions by company-owned restaurants for advertising and promotional programs are at the same percent of retail sales as franchised restaurants within the Wendy’s system.  Currently the contribution rate for U.S. and Canadian restaurants is generally 3% of retail sales for national advertising and 1% of retail sales for local and regional advertising.

See Note 18 of the Financial Statements and Supplementary Data included in Item 8 herein, for further information regarding advertising.

The Arby’s Restaurant System

Arby’s is the largest restaurant franchising system specializing in the roast beef sandwich segment of the quick service restaurant industry.  According to Nation’s Restaurant News, Arby’s is the 2nd largest sandwich chain restaurant in the United States.

As the franchisor of the Arby’s restaurant system, ARG, through its subsidiaries, owns and licenses the right to use the Arby’s brand name and trademarks in the operation of Arby’s restaurants.  ARG provides Arby’s franchisees with services designed to increase both the revenue and profitability of their Arby’s restaurants.  The most important of these services are providing strategic leadership for the brand, product development, quality control, operational training and counseling regarding site selection.

As of January 3, 2010, there were 1,169 company-owned Arby’s restaurants and 2,549 Arby’s restaurants owned by 470 franchisees.  Of the 2,549 franchisee-owned restaurants, 2,427 operated within the United States and 122 operated outside the United States, principally in Canada.  See “Item 2. Properties” for a listing of the number of Company-owned and franchised locations in the United States and in foreign countries.

The revenues from the Arby’s restaurant business are derived from three principal sources: (1) sales at company-owned restaurants; (2) franchise royalties received from all Arby’s franchised restaurants; and (3) up-front franchise fees from restaurant operators for each new unit opened.

ARG also owns the T.J. Cinnamons® concept, which consists of gourmet cinnamon rolls, gourmet coffees and other related products.  As of January 3, 2010, there were a total of 108 T.J. Cinnamons outlets, 96 of which are multi-branded with domestic Arby’s restaurants.

Arby’s Restaurants

Arby’s opened its first restaurant in Boardman, Ohio in 1964. During 2009, ARG opened 5 new Arby’s restaurants and closed 23 generally underperforming Arby’s restaurants.  In addition, ARG acquired 12 existing Arby’s restaurants from its franchisees and sold 1 existing Arby’s restaurant to a franchisee.  During 2009, Arby’s franchisees opened 54 new Arby’s restaurants and closed 74 generally underperforming Arby’s restaurants.  In addition, during 2009, Arby’s franchisees closed 36 T.J. Cinnamons outlets located in Arby’s units.

The following table sets forth the number of Arby’s restaurants at the beginning and end of each year from 2007 to 2009:

	2009	2008	2007
Restaurants open at beginning of period	3,756	3,688	3,585
Restaurants opened during period	59	127	148
Restaurants closed during period	(97)	(59)	(45)
Restaurants open at end of period	3,718	3,756	3,688

During the period from January 1, 2007, through January 3, 2010, 334 Arby’s restaurants were opened and 201 generally underperforming Arby’s restaurants were closed.

Operations

In addition to various slow-roasted roast beef sandwiches, Arby’s offers an extensive menu of chicken, turkey and ham sandwiches, snack items and salads.  In 2001, Arby’s introduced its Market Fresh® line of premium sandwiches on a nationwide basis.  Since its introduction, the Arby’s Market Fresh line has grown to include fresh salads made with premium ingredients.  In 2007, Arby's added Toasted Subs to its sandwich selections, which was Arby’s largest menu expansion since the 2001 introduction of its Market Fresh line.  In 2009, Arby’s launched its new line of Roastburger™ sandwiches which are Arby’s roast beef sandwiches dressed with traditional hamburger toppings.

Free-standing Arby’s restaurants generally include a pick-up window in addition to a dining room.  The percentage of sales at company-owned Arby’s restaurants through the pick-up window was 57.2% and 57.7% in 2009 and 2008, respectively.

Generally, ARG does not sell food or supplies to Arby’s franchisees.

See Note 19 of the Financial Statements and Supplementary Data included in Item 8 herein, for financial information attributable to certain geographical areas.

Raw Materials and Purchasing

As of January 3, 2010, 3 independent meat processors (5 total production facilities) supplied all of Arby’s beef for roasting in the United States.  Franchise operators are required to obtain beef for roasting from these approved suppliers.

Arby’s and its franchisees have not experienced any material shortages of food, equipment, fixtures or other products that are necessary to maintain restaurant operations. Arby’s anticipates no such shortages of products and believes that alternate suppliers are available.

ARCOP, Inc., a not-for-profit purchasing cooperative, negotiates contracts with approved suppliers on behalf of ARG and Arby’s franchisees.  Suppliers to the Arby’s system must comply with USDA and FDA regulations governing the manufacture, packaging, storage, distribution and sale of all food and packaging products.  Franchisees may obtain other products, including food, ingredients, paper goods, equipment and signs, from any source that meets ARG’s specifications and approval.  Through ARCOP, ARG and Arby’s franchisees purchase food, beverage, proprietary paper and operating supplies under national contracts with pricing based upon total system volume.

Trademarks and Service Marks

ARG, through its subsidiaries, owns several trademarks that it considers to be material to its restaurant business, including Arby’s®, Arby’s Market Fresh®, Market Fresh®, Horsey Sauce®, Sidekickers® and Roastburger®.  ARG believes that these and other related marks are of material importance to its business.  Domestic trademarks and service marks expire at various times from 2010 to 2020, while international trademarks and service marks have various durations of 10 to 15 years. ARG generally intends to renew trademarks and service marks that are scheduled to expire.

Seasonality

Arby’s restaurant operations are not significantly impacted by seasonality.  However, Arby’s restaurant revenues are somewhat lower in the first quarter.

Competition

Arby’s faces direct and indirect competition from numerous well-established competitors, including national and regional non-burger sandwich chains, such as Panera Bread®, Subway® and Quiznos®, as well as hamburger chains, such as McDonald’s®, Burger King® and Wendy’s®, and other quick service restaurant chains, such as Taco Bell®, Chick-Fil-A® and Kentucky Fried Chicken®.  In addition, Arby’s competes with locally owned restaurants, drive-ins, diners and other similar establishments. Key competitive factors in the quick service restaurant industry are price, quality of products, convenience, quality and speed of service, advertising, brand awareness, restaurant location and attractiveness of facilities.  Arby’s also competes within the food service industry and the quick service restaurant sector not only for customers, but also for personnel, suitable real estate sites and qualified franchisees.

Many of the leading restaurant chains have focused on new unit development as one strategy to increase market share through increased consumer awareness and convenience. This has led to increased competition for available development sites and higher development costs for those sites, although the recent decline in commercial real estate values has somewhat offset those costs.  Competitors also employ marketing strategies such as frequent use of price discounting, frequent promotions and heavy advertising expenditures.  Continued price discounting in the quick service restaurant industry and the emphasis on value menus has had and could continue to have an adverse impact on Arby’s.  In addition, the growth of fast casual chains and other in-line competitors could cause some fast food customers to “trade up” to a more traditional dining out experience while keeping the benefits of quick service dining.

Other restaurant chains have also competed by offering high quality sandwiches made with fresh ingredients and artisan breads.  Several chains have also sought to compete by targeting certain consumer groups, such as capitalizing on trends toward certain types of diets (e.g., low carbohydrate or low trans fat) by offering menu items that are promoted as being consistent with such diets.

Additional competitive pressures for prepared food purchases come from operators outside the restaurant industry.  A number of major grocery chains offer fresh deli sandwiches and fully prepared food and meals to go as part of their deli sections.  Some of these chains also have in-store cafes with service counters and tables where consumers can order and consume a full menu of items prepared especially for that portion of the operation.  Additionally, convenience stores and retail outlets at gas stations frequently offer sandwiches and other foods.

Quality Assurance

ARG has developed a quality assurance program designed to maintain standards and the uniformity of menu offerings at all Arby’s restaurants.  ARG assigns a quality assurance employee to each of the independent facilities that process beef for domestic Arby’s restaurants. The quality assurance employee inspects the beef for quality, uniformity and to assure compliance with quality and safety requirements of the USDA and the FDA.  In addition, ARG periodically evaluates randomly selected samples of beef and other products from its supply chain.  Each year, ARG representatives conduct unannounced inspections of operations of a number of franchisees to ensure that required policies, practices and procedures are being followed. ARG field representatives also provide a variety of on-site consulting services to franchisees.  ARG has the right to terminate franchise agreements if franchisees fail to comply with quality standards.

Acquisitions and Dispositions of Arby’s Restaurants

Arby’s has from time to time acquired the interests of and sold Arby’s restaurants to franchisees, and it is anticipated that the company may have opportunities for such transactions in the future. Arby’s will continue to sell and acquire restaurants in the future where prudent.

International Operations

        As of January 3, 2010, Arby’s had 122 franchised restaurants in Canada and 3 other countries.  Arby’s is evaluating further expansion into other international markets.  Arby’s has granted development rights in Canada.  In addition, Arby's has granted development rights for dual-branded Wendy's and Arby's restaurants in 12 countries in the Middle East and North Africa.

Our market entry strategy and terms for the development and operation of Arby’s restaurants in markets outside of the United States and Canada vary depending upon market conditions.

Franchised Restaurants

As of January 3, 2010, ARG’s franchisees operated 2,549 Arby’s restaurants in 47 states, Canada and 3 other countries.

ARG offers franchises for the development of both single and multiple “traditional” and “non-traditional” restaurant locations.  The initial term of the typical “traditional” franchise agreement is 20 years.  As compared to traditional restaurants, non-traditional restaurants generally occupy a smaller retail space, offer no or very limited seating, may cater to a captive audience, have a limited menu, and possibly have reduced services, labor and storage and different hours of operation.  Both new and existing franchisees may enter into a development agreement, which requires the franchisee to develop one or more Arby’s restaurants in a particular geographic area or at a specific site within a specific time period.  All franchisees are required to execute standard franchise agreements.  ARG’s standard U.S. franchise agreement for new Arby’s traditional restaurant franchises currently requires an initial $37,500 franchise fee for the first franchised unit, $25,000 for each subsequent unit and a monthly royalty payment equal to 4.0% of restaurant sales for the term of the franchise agreement.  ARG’s non-traditional restaurant franchise agreement requires an initial $12,500 franchise fee for the first and all subsequent units, and a monthly royalty payment ranging from 4.0% to 6.2%, depending upon the non-traditional restaurant category.  Franchisees of traditional restaurants typically pay a $10,000 commitment fee, and franchisees of non-traditional restaurants typically pay a $12,500 commitment fee, which is credited against the franchise fee during the development process for a new restaurant.

ARG currently does not offer any financing arrangements to franchisees seeking to build new franchised units.

In 2007 and 2008, ARG introduced several programs designed to accelerate the development of restaurants.  In 2007, in order to increase development of traditional Arby’s restaurants in selected markets, our Select Market Incentive (“SMI”) program was introduced.  ARG’s franchise agreement for participants in the SMI program currently requires an initial $27,500 franchise fee for the first franchised unit, $15,000 for each subsequent unit and a monthly royalty payment equal to 1.0% of restaurant sales for the first 36 months the unit is open.  After 36 months, the monthly royalty rate reverts to the prevailing 4% rate for the remaining term of the agreement.  The commitment fee is $5,000 per restaurant, which is credited against the franchise fee during the development process.

In 2008, in order to promote conversion of other quick service restaurants into Arby’s restaurants, the Arby’s U.S. Conversion Incentive (“CI”) program was introduced.  The CI program applies to freestanding properties, and calls for an initial $13,500 franchise fee for a new franchisee’s first franchised unit, $1,000 for each subsequent unit, $1,000 for each existing franchisee’s unit, and a graduated scale monthly royalty payment equal to 1% for the first twelve months the unit is open, 2% for the for the second twelve months the unit is open, 3% for the third twelve months the unit is open, and the prevailing 4% for the remaining term of the agreement.  The commitment fee is $1,000 per restaurant, which is credited against the franchise fee during the development process.  Another eligibility requirement is that CI units must be open and operating by November 30, 2010.

Because royalty rates of less than 4% are still in effect under certain older franchise agreements, the average royalty rate paid by U.S. ARG franchisees was approximately 3.6% in each of 2009, 2008 and 2007.

Franchised restaurants are required to be operated under uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service.  ARG monitors franchisee operations and inspects restaurants periodically to ensure that required practices and procedures are being followed.

Advertising and Marketing

Arby’s advertises nationally on cable television networks.  In addition, from time to time, Arby’s will sponsor a nationally televised event or participate in a promotional tie-in for a movie.  Locally, Arby’s primarily advertises through regional network and cable television, radio and newspapers.  The AFA Service Corporation (the “AFA”), an independent membership corporation in which every domestic Arby’s franchisee is required to participate, was formed to create advertising and perform marketing for the Arby’s system.  ARG’s Chief Marketing Officer currently serves as president of the AFA.  The AFA is managed by ARG pursuant to a management agreement, as described below.  The AFA is funded primarily through member dues.  As of January 4, 2010 and through March 31, 2010, ARG and most domestic Arby’s franchisees must pay 1.2% of sales as dues to AFA.  As of April 1, 2010 and for the remainder of 2010, the AFA Board has approved a dues increase based on a tiered rate structure for the payment of the advertising and marketing service fee ranging between 1.4% and 3.6% of sales.  ARG’s advertising and marketing service fee percentage similarly calculated will be approximately 2.4% as of April 1, 2010.  In addition, ARG has agreed to partially subsidize the top two rate tiers in 2010 thereby decreasing franchisees’ effective advertising and marketing service fee percentages.  It is estimated that this subsidy will require payments by ARG of approximately $4.2 million to AFA for 2010.  Domestic franchisee participants in the SMI program pay an extra 1% premium on the advertising and marketing service fee (2.2% total through March 31, 2010 and based on the tiered rate structure, an extra 1.0% on the advertising and marketing service fee through December 31, 2010) of sales up to a maximum of 3% as AFA dues for the first 36 months of operation; their AFA dues then revert to the standard advertising and marketing service fee rate without the 1% premium.

Effective October 2005, ARG and the AFA entered into a management agreement (the “Management Agreement”) that ARG believes has enabled a closer working relationship between ARG and the AFA, allowed for improved collaboration on strategic marketing decisions and created certain operational efficiencies, thus benefiting the Arby’s system as a whole.  Pursuant to the Management Agreement, ARG assumed general responsibility for the day-to-day operations of the AFA, including preparing annual operating budgets, developing the brand marketing strategy and plan, recommending advertising and media buying agencies, and implementing all marketing/media plans.  ARG performs these tasks subject to the approval of the AFA’s Board of Directors.  In addition to these responsibilities, ARG is obligated to pay for the general and administrative costs of the AFA, other than the cost of an annual audit of the AFA and certain other expenses specifically retained by the AFA.  ARG provided AFA with general and administrative services in 2009, as required under the Management Agreement.  Under the Management Agreement, ARG is also required to provide the AFA with appropriate office space at no cost to the AFA.  The Management Agreement with the AFA continues in effect until terminated by either party upon one year’s prior written notice.  In addition, the AFA may terminate the Management Agreement upon six months’ prior written notice if there is a change in the identity of any two of the individuals holding the titles of Chief Executive Officer, Chief Operating Officer or Chief Administrative Officer of ARG in any period of 36 months.  See Note 16 of the Financial Statements and Supplementary Data included in Item 8 herein, for further information on AFA.

In addition to their contributions to the AFA, ARG and Arby’s domestic franchisees are also required to spend a reasonable amount, but not less than 3% of sales of their Arby’s restaurants, for local advertising; however, with the new AFA tiered rate structure discussed above, any AFA dues paid above 1.2% will be credited against the local advertising spend requirements.  The amount of expenditures for local advertising is divided between (i) individual local market advertising expenses and (ii) expenses of a cooperative area advertising program.  Contributions to the cooperative area advertising program, in which both company-owned and franchisee-owned restaurants participate, are determined by the local cooperative participants and are generally in the range of 3% to 5% of sales.  Domestic franchisee participants in our SMI program are not, however, required to make any expenditure for local advertising until their restaurants have been in operation for 36 months.

General

Governmental Regulations

Various state laws and the Federal Trade Commission regulate Wendy’s and Arby’s franchising activities.  The Federal Trade Commission requires that franchisors make extensive disclosure to prospective franchisees before the execution of a franchise agreement. Several states require registration and disclosure in connection with franchise offers and sales and have “franchise relationship laws” that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements.  In addition, Wendy’s and Arby’s and their respective franchisees must comply with the federal Fair Labor Standards Act and the Americans with Disabilities Act (the “ADA”), which requires that all public accommodations and commercial facilities meet federal requirements related to access and use by disabled persons, and various state and local laws governing matters that include, for example, the handling, preparation and sale of food and beverages, the provision of nutritional information on menu boards, minimum wages, overtime and other working and safety conditions.  Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. As described more fully under “Item 3. Legal Proceedings,” one of ARG’s subsidiaries was a defendant in a lawsuit alleging failure to comply with Title III of the ADA at approximately 775 company-owned restaurants acquired as part of ARG’s July 2005 acquisition of the RTM Restaurant Group.  Under a court approved settlement of that lawsuit, we estimate that ARG will spend approximately $1.15 million per year of capital expenditures over a seven-year period (which commenced in 2008) to bring these restaurants into compliance with the ADA, in addition to paying certain legal fees and expenses.  We do not believe that the costs related to this matter or any other costs relating to compliance with the ADA will have a material adverse effect on the Company’s consolidated financial position or results of operations.  We cannot predict the effect on our operations, particularly on our relationship with franchisees, of any pending or future legislation.

Environmental Matters

Our past and present operations are governed by federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. These laws and regulations provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. We cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. We similarly cannot predict the amount of future expenditures that may be required to comply with any environmental laws or regulations or to satisfy any claims relating to environmental laws or regulations. We believe that our operations comply substantially with all applicable environmental laws and regulations. Accordingly, the environmental matters in which we are involved generally relate either to properties that our subsidiaries own, but on which they no longer have any operations, or properties that we or our subsidiaries have sold to third parties, but for which we or our subsidiaries remain liable or contingently liable for any related environmental costs.  Our company-owned Wendy’s and Arby’s restaurants have not been the subject of any material environmental matters.  Based on currently available information, including defenses available to us and/or our subsidiaries, and our current reserve levels, we do not believe that the ultimate outcome of the environmental matters in which we are involved will have a material adverse effect on our consolidated financial position or results of operations.

We are involved in litigation and claims incidental to our current and prior businesses.  We and our subsidiaries have reserved for all of our legal and environmental matters aggregating $6.1 million as of January 3, 2010.  Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves and our insurance coverages, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Employees

As of January 3, 2010, Wendy’s/Arby’s Restaurants and its subsidiaries had approximately 67,500 employees, including approximately 9,200 salaried employees and approximately 58,300 hourly employees.   We believe that our employee relations are satisfactory.

Item 1A. Risk Factors.

We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected, or in the future could affect, our actual results and could cause our actual consolidated results during 2010, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

Risks Related to the Wendy’s and Arby’s Businesses

We may not be able to successfully consolidate business operations and realize the anticipated benefits of the merger with Wendy’s International, Inc.

On September 29, 2008, our parent company (which already owned Arby’s) completed the merger with Wendy’s (the “Wendy’s Merger”) and changed its name to Wendy’s/Arby’s Group, Inc.  Realization of the anticipated benefits of the Wendy’s Merger, including anticipated synergies and overhead savings, will depend, in large part, on our ability to successfully eliminate redundant corporate functions and consolidate public company and shared service responsibilities. We will be required to devote significant management attention and resources to the consolidation of business practices and support functions while maintaining the independence of the Arby’s and Wendy’s standalone brands. The challenges we may encounter include the following:

•	consolidating redundant operations, including corporate functions;

•	realizing targeted margin improvements at Company-owned Wendy’s restaurants; and

•
addressing differences in business cultures between Arby’s and Wendy’s, preserving employee morale and retaining key employees, maintaining focus on providing consistent, high quality customer service, meeting the operational and financial goals of the Company and maintaining the operational goals of each of the standalone brands.

In particular, our ability to realize the targeted margin improvements at company-owned Wendy’s restaurants is subject to a number of risks, including general economic conditions, increases in food and supply costs, increased labor costs and other factors outside of our control.

The process of consolidating corporate level operations could cause an interruption of, or loss of momentum in, our business and financial performance. The diversion of management’s attention and any delays or difficulties encountered in connection with the Wendy’s Merger and the realization of corporate synergies and operational improvements could have an adverse effect on our business, financial results or financial condition. The consolidation and integration process may also result in additional and unforeseen expenses. There can be no assurance that the contemplated expense savings, improvements in Wendy’s store-level margins and synergies anticipated from the Wendy’s Merger will be realized.

We are dependent on dividends and/or loans or advances from our subsidiaries to meet our debt service obligations.

The ability of any of our subsidiaries to pay cash dividends and/or make loans or advances to us will be dependent upon their respective abilities to achieve sufficient cash flows after satisfying their respective cash requirements, including subsidiary-level debt service and revolving credit agreements, to enable the payment of such dividends or the making of such loans or advances. The ability of any of our subsidiaries to pay cash dividends or other payments to us will also be limited by restrictions in debt instruments currently existing or subsequently entered into by such subsidiaries, including our credit facilities and the indenture governing our Senior Notes, which are described below in this Item 1A.

Our success depends in part upon the continued retention of certain key personnel.

We believe that over time our success has been dependent to a significant extent upon the efforts and abilities of our senior management team.  The failure by us to retain members of our senior management team could adversely affect our ability to build on the efforts we have undertaken to increase the efficiency and profitability of our businesses.

Acquisitions have been an element of our business strategy, but we cannot assure you that we will be able to identify appropriate acquisition targets in the future and that we will be able to successfully integrate any future acquisitions into our existing operations.

Acquisitions involve numerous risks, including difficulties assimilating new operations and products.  In addition, acquisitions may require significant management time and capital resources.  We cannot assure you that we will have access to the capital required to finance potential acquisitions on satisfactory terms, that any acquisition would result in long-term benefits to stockholders or that management would be able to manage effectively the resulting business.  Future acquisitions, if any, may result in the incurrence of additional indebtedness, which could contain restrictive covenants, or the issuance of additional equity securities, which could dilute our existing stockholders.

Growth of our restaurant businesses is significantly dependent on new restaurant openings, which may be affected by factors beyond our control.

Our restaurant businesses derive earnings from sales at company-owned restaurants, franchise royalties received from franchised restaurants and franchise fees from franchise restaurant operators for each new unit opened.  Growth in our restaurant revenues and earnings is significantly dependent on new restaurant openings.  Numerous factors beyond our control may affect restaurant openings.  These factors include but are not limited to:

•	our ability to attract new franchisees;
•	the availability of site locations for new restaurants;
•	the ability of potential restaurant owners to obtain financing, which has become more difficult due to current market conditions and operating results;
•	the ability of restaurant owners to hire, train and retain qualified operating personnel;
•	construction and development costs of new restaurants, particularly in highly-competitive markets;
•	the ability of restaurant owners to secure required governmental approvals and permits in a timely manner, or at all; and
•	adverse weather conditions.

Wendy’s and Arby’s franchisees could take actions that could harm our business.

Wendy’s and Arby’s franchisees are contractually obligated to operate their restaurants in accordance with the standards set forth in agreements with them.  Each brand also provides training and support to franchisees.  However, franchisees are independent third parties that we do not control, and the franchisees own, operate and oversee the daily operations of their restaurants.  As a result, the ultimate success and quality of any franchise restaurant rests with the franchisee.  If franchisees do not successfully operate restaurants in a manner consistent with required standards, royalty payments to us will be adversely affected and the brand’s image and reputation could be harmed, which in turn could hurt our business and operating results.

Our success depends on franchisees’ participation in brand strategies.

Wendy’s and Arby’s franchisees are an integral part of our business.  Each brand may be unable to successfully implement  brand strategies that it believes are necessary for further growth if franchisees do not participate in that implementation.  The failure of franchisees to focus on the fundamentals of restaurant operations such as quality, service, food safety and cleanliness would have a negative impact on our business.

Our financial results are affected by the operating results of franchisees.

As of January 3, 2010, approximately 79% of the Wendy’s system and 69% of the Arby’s system were franchise restaurants.  We receive revenue in the form of royalties, which are generally based on a percentage of sales at franchised restaurants, rent and fees from franchisees.  Accordingly, a substantial portion of our financial results is to a large extent dependent upon the operational and financial success of our franchisees.  If sales trends or economic conditions worsen for franchisees, their financial results may worsen and our royalty, rent and other fee revenues may decline.  In addition, accounts receivable and related allowance for doubtful accounts may increase.  When company-owned restaurants are sold, one of our subsidiaries is often required to remain responsible for lease payments for these restaurants to the extent that the purchasing franchisees default on their leases.  During periods of declining sales and profitability of franchisees, such as are currently being experienced by a significant number of Arby’s franchisees and some Wendy’s franchisees, the incidence of franchisee defaults for these lease payments increases and we are then required to make those payments and seek recourse against the franchisee or agree to repayment terms.  Additionally, if franchisees fail to renew their franchise agreements, or if we decide to restructure franchise agreements in order to induce franchisees to renew these agreements, then our royalty revenues may decrease.  Further, we may decide from time to time to acquire restaurants from franchisees that experience significant financial hardship, which may reduce our cash and equivalents and/or increase our notes receivable from franchisees.

Each brand may be unable to manage effectively the acquisition and disposition of restaurants, which could adversely affect our business and financial results.

Each brand acquires restaurants from franchisees and in some cases “re-franchises” these restaurants by selling them to new or existing franchisees.  The success of these transactions is dependent upon the availability of sellers and buyers, the availability of financing, and the brand’s ability to negotiate transactions on terms deemed acceptable.  In addition, the operations of restaurants that each brand acquires may not be integrated successfully, and the intended benefits of such transactions may not be realized.  Acquisitions of franchised restaurants pose various risks to brand operations, including:

•	diversion of management attention to the integration of acquired restaurant operations;

•	increased operating expenses and the inability to achieve expected cost savings and operating efficiencies;

•	exposure to liabilities arising out of sellers’ prior operations of acquired restaurants; and

•	incurrence or assumption of debt to finance acquisitions or improvements and/or the assumption of long-term, non-cancelable leases.

In addition, engaging in acquisitions and dispositions places increased demands on the brand’s operational and financial management resources and may require us to continue to expand these resources.  If either brand is unable to manage the acquisition and disposition of restaurants effectively, its business and financial results could be adversely affected.

ARG does not exercise ultimate control over advertising for its restaurant system, which could harm sales and the brand.

Arby’s franchisees control the provision of national advertising and marketing services to the Arby’s  franchise system through the AFA, a company controlled by Arby’s franchisees.  Subject to ARG’s right to protect its trademarks, and except to the extent that ARG participates in the AFA  through its company-owned restaurants, the AFA has the right to approve all significant decisions regarding the national marketing and advertising strategies and the creative content of advertising for the Arby’s system.  Although ARG has entered into a management agreement pursuant to which ARG, on behalf of the AFA, manages the day-to-day operations of the AFA, many areas are still subject to ultimate approval by the AFA’s independent board of directors, and the management agreement may be terminated by either party for any reason upon one year’s prior notice.  See “Item 1. Business—The Arby’s Restaurant System—Advertising and Marketing.”  In addition, local cooperatives run by operators of Arby’s restaurants in a particular local area (including ARG) make their own decisions regarding local advertising expenditures, subject to the requirement to spend at least the specified minimum amounts.  ARG’s lack of control over advertising could hurt sales and the Arby’s brand.

Neither Wendy’s nor ARG exercises ultimate control over purchasing for their respective restaurant system, which could harm sales and the brand.

Although Wendy’s and ARG ensure that all suppliers to their respective systems meet quality control standards, each brand’s franchisees control the purchasing of food, proprietary paper, equipment and other operating supplies from such suppliers through purchasing co-ops controlled by each brand’s franchisees.  The co-ops negotiate national contracts for such food, equipment and supplies.  Wendy’s is entitled to appoint two representatives on the board of directors of QSCC and participate in QSCC through its company-owned restaurants, but otherwise does not control the decisions and activities of QSCC except to ensure that all suppliers satisfy Wendy’s quality control standards.  ARG is entitled to appoint one representative on the board of directors of ARCOP and participates in ARCOP through its company-owned restaurants, but otherwise does not control the decisions and activities of ARCOP except to ensure that all suppliers satisfy Arby’s quality control standards.  If either co-op does not properly estimate the product needs of its respective system, makes poor purchasing decisions, or decides to cease its operations, system sales and operating costs could be adversely affected and the financial condition of Wendy’s or ARG or the financial condition of each system’s franchisees could be hurt.

Shortages or interruptions in the supply or delivery of perishable food products could damage the Wendy’s and/or Arby's brand reputation and adversely affect our operating results.

Each brand and its franchisees are dependent on frequent deliveries of perishable food products that meet brand specifications. Shortages or interruptions in the supply of perishable food products caused by unanticipated demand, problems in production or distribution, disease or food-borne illnesses, inclement weather or other conditions could adversely affect the availability, quality and cost of ingredients, which could lower our revenues, increase operating costs, damage brand reputation and otherwise harm our business and the businesses of our franchisees.

Instances of mad cow disease or other food-borne illnesses, such as bird flu or salmonella, could adversely affect the price and availability of beef, poultry or other meats and create negative publicity, which could result in a decline in sales.

Instances of mad cow disease or other food-borne illnesses, such as bird flu, salmonella, e-coli or hepatitis A, could adversely affect the price and availability of beef, poultry or other meats.  Incidents may cause consumers to shift their preferences to other meats. As a result, Wendy’s and/or Arby’s restaurants could experience a significant increase in food costs if there are instances of mad cow disease or other food-borne illnesses.

In addition to losses associated with higher prices and a lower supply of our food ingredients, instances of food-borne illnesses could result in negative publicity for Wendy’s and/or Arby’s.  This negative publicity, as well as any other negative publicity concerning types of food products Wendy’s or Arby’s serves, may reduce demand for Wendy’s and/or Arby’s food and could result in a decrease in guest traffic to our restaurants.  A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity could result in a decline in sales at company-owned restaurants or in royalties from sales at franchised restaurants.

Changes in consumer tastes and preferences and in discretionary consumer spending could result in a decline in sales at company-owned restaurants and in the royalties that we receive from franchisees.

The quick service restaurant industry is often affected by changes in consumer tastes, national, regional and local economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing restaurants. Our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income.  Accordingly, we may experience declines in sales during economic downturns.  Any material decline in the amount of discretionary spending or a decline in consumer food-away-from-home spending could hurt our revenues, results of operations, business and financial condition.

In addition, if company-owned and franchised restaurants are unable to adapt to changes in consumer preferences and trends, company-owned and franchised restaurants may lose customers and the resulting revenues from company-owned restaurants and the royalties that we receive from franchisees may decline.

The recent disruptions in the national and global economies and the financial markets may adversely impact our revenues, results of operations, business and financial condition.

The recent disruptions in the national and global economies and financial markets, and the related reductions in the availability of credit, have resulted in high unemployment rates and declines in consumer confidence and spending, and have made it more difficult for businesses to obtain financing.  If such conditions persist, then they may result in significant declines in consumer food-away-from-home spending and customer traffic in our restaurants and those of our franchisees.  Such conditions may also adversely impact the ability of franchisees to build or purchase restaurants, remodel existing restaurants, renew expiring franchise agreements and make timely royalty and other payments.  There can be no assurance that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.  If we or our franchisees are unable to obtain borrowed funds on acceptable terms, or if conditions in the economy and the financial markets do not improve, our revenues, results of operations, business and financial condition could be adversely affected as a result.

Additionally, we have entered into interest rate swaps and other derivative contracts as described in Note 7 to the Consolidated Financial Statements included in Item 8 herein, and we may enter into additional swaps in the future.  We are exposed to potential losses in the event of nonperformance by counterparties on these instruments, which could adversely affect our results of operations, financial condition and liquidity.

Changes in food and supply costs could harm results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs.  Any increase in food prices, especially those of beef or chicken, could harm operating results.  In addition, each brand is susceptible to increases in food costs as a result of other factors beyond its control, such as weather conditions, global demand, food safety concerns, product recalls and government regulations.  Additionally, prices for feed ingredients used to produce beef and chicken could be adversely affected by changes in global weather patterns, which are inherently unpredictable.  We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results.  In addition, we may not seek to or be able to pass along price increases to our customers.

Competition from other restaurant companies could hurt our brands.

The market segments in which company-owned and franchised Wendy’s and Arby’s restaurants compete are highly competitive with respect to, among other things, price, food quality and presentation, service, location, and the nature and condition of the restaurant facility.  Wendy’s and Arby’s restaurants compete with a variety of locally-owned restaurants, as well as competitive regional and national chains and franchises.  Several of these chains compete by offering high quality sandwiches and/or menu items that are targeted at certain consumer groups.  Additionally, many of our competitors have introduced lower cost, value meal menu options.  Our revenues and those of our franchisees may be hurt by this product and price competition.

Moreover, new companies, including operators outside the quick service restaurant industry, may enter our market areas and target our customer base.  For example, additional competitive pressures for prepared food purchases have come from deli sections and in-store cafes of a number of major grocery store chains, as well as from convenience stores and casual dining outlets.  Such competitors may have, among other things, lower operating costs, lower debt service requirements, better locations, better facilities, better management, more effective marketing and more efficient operations.  Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do, which may allow them to react to changes in pricing and marketing strategies in the quick service restaurant industry better than we can.  Many of our competitors spend significantly more on advertising and marketing than we do, which may give them a competitive advantage through higher levels of brand awareness among consumers.  All such competition may adversely affect our revenues and profits by reducing revenues of company-owned restaurants and royalty payments from franchised restaurants.

Current restaurant locations may become unattractive, and attractive new locations may not be available for a reasonable price, if at all.

The success of any restaurant depends in substantial part on its location. There can be no assurance that our current restaurant locations will continue to be attractive as demographic patterns change. Neighborhood or economic conditions where our restaurants are located could decline in the future, thus resulting in potentially reduced sales in those locations. In addition, rising real estate prices in some areas may restrict our ability and the ability of franchisees to purchase or lease new desirable locations. If desirable locations cannot be obtained at reasonable prices, each brand’s ability to effect its growth strategies will be adversely affected.

Wendy’s and Arby’s business could be hurt by increased labor costs or labor shortages.

Labor is a primary component in the cost of operating our company-owned restaurants.  Each brand devotes significant resources to recruiting and training its managers and hourly employees.  Increased labor costs due to competition, increased minimum wage or employee benefits costs or other factors would adversely impact our cost of sales and operating expenses.  In addition, each brand’s success depends on its ability to attract, motivate and retain qualified employees, including restaurant managers and staff.  If either brand is unable to do so, our results of operations could be adversely affected.

Each brand’s leasing and ownership of significant amounts of real estate exposes it to possible liabilities and losses, including liabilities associated with environmental matters.

As of January 3, 2010, Wendy’s leased or owned the land and/or the building for 1,391 Wendy’s restaurants and ARG leased or owned the land and/or the building for 1,169 Arby’s restaurants. Accordingly, each brand is subject to all of the risks associated with leasing and owning real estate. In particular, the value of our real property assets could decrease, and costs could increase, because of changes in the investment climate for real estate, demographic trends, supply or demand for the use of the restaurants, which may result from competition from similar restaurants in the area, and liability for environmental matters.

Each brand is subject to federal, state and local environmental, health and safety laws and regulations concerning the discharge, storage, handling, release and disposal of hazardous or toxic substances. These environmental laws provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner, operator or occupant of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. Third parties may also make claims against owners, operators or occupants of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such substances.  A number of our restaurant sites were formerly gas stations or are adjacent to current or former gas stations, or were used for other commercial activities that can create environmental impacts. We may also acquire or lease these types of sites in the future. We have not conducted a comprehensive environmental review of all of our properties. We may not have identified all of the potential environmental liabilities at our leased and owned properties, and any such liabilities identified in the future could cause us to incur significant costs, including costs associated with litigation, fines or clean-up responsibilities.  In addition, we cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted.  We cannot predict the amount of future expenditures that may be required in order to comply with any environmental laws or regulations or to satisfy any such claims.  See “Item 1. Business--General--Environmental Matters.”

Each brand leases real property generally for initial terms of 20 years with two to four additional options to extend the term of the leases in consecutive five-year increments. Many leases provide that the landlord may increase the rent over the term of the lease and any renewals thereof. Most leases require us to pay all of the costs of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each lease expires, we may fail to negotiate additional renewals or renewal options, either on commercially acceptable terms or at all, which could cause us to close stores in desirable locations.

Complaints or litigation may hurt each brand.

Occasionally, Wendy’s and Arby’s customers file complaints or lawsuits against us alleging that we are responsible for an illness or injury they suffered at or after a visit to a Wendy’s or Arby’s restaurant, or alleging that there was a problem with food quality or operations at a Wendy’s or Arby’s restaurant.  We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees (which tend to increase when franchisees experience declining sales and profitability) and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, including class action lawsuits related to these matters.  Regardless of whether any claims against us are valid or whether we are found to be liable, claims may be expensive to defend and may divert management’s attention away from operations and hurt our performance.  A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations.  Further, adverse publicity resulting from these allegations may hurt us and our franchisees.

Additionally, the restaurant industry has been subject to a number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their customers.  Adverse publicity resulting from these allegations may harm the reputation of our restaurants, even if the allegations are not directed against our restaurants or are not valid, and even if we are not found liable or the concerns relate only to a single restaurant or a limited number of restaurants.  Moreover, complaints, litigation or adverse publicity experienced by one or more of Wendy’s or Arby’s franchisees could also hurt our business as a whole.

Our current insurance may not provide adequate levels of coverage against claims that may be filed.

We currently maintain insurance we believe is customary for businesses of our size and type.  However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure, such as losses due to natural disasters or acts of terrorism.  In addition, we currently self-insure a significant portion of expected losses under workers compensation, general liability and property insurance programs.  Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses could result in materially different amounts of expense under these programs, which could harm our business and adversely affect our results of operations and financial condition.

Changes in governmental regulation may hurt our ability to open new restaurants or otherwise hurt our existing and future operations and results.

Each Wendy’s and Arby’s restaurant is subject to licensing and regulation by health, sanitation, safety and other agencies in the state and/or municipality in which the restaurant is located.  State and local government authorities may enact laws, rules or regulations that impact restaurant operations and the cost of conducting those operations.  For example, recent efforts to require the listing of specified nutritional information on menus and menu boards could adversely affect consumer demand for our products, could make our menu boards less appealing and could increase our costs of doing business.  There can be no assurance that we and/or our franchisees will not experience material difficulties or failures in obtaining the necessary licenses or approvals for new restaurants, which could delay the opening of such restaurants in the future.  In addition, more stringent and varied requirements of local governmental bodies with respect to tax, zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.  We and our franchisees are also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the ADA, family leave mandates and a variety of other laws enacted by the states that govern these and other employment law matters.  As described more fully under “Item 3. Legal Proceedings,” one of our subsidiaries was a defendant in a lawsuit alleging failure to comply with Title III of the ADA at approximately 775 company-owned restaurants acquired as part of the RTM acquisition in July 2005.  Under a court approved settlement of that lawsuit, ARG estimates that it will spend approximately $1.15 million per year of capital expenditures over a seven-year period (which commenced in 2008) to bring these restaurants into compliance with the ADA, in addition to paying certain legal fees and expenses.  We cannot predict the amount of any other future expenditures that may be required in order to permit company-owned restaurants to comply with any changes in existing regulations or to comply with any future regulations that may become applicable to our businesses.

Our operations are influenced by adverse weather conditions.

Weather, which is unpredictable, can impact Wendy’s and Arby’s restaurant sales.  Harsh weather conditions that keep customers from dining out result in lost opportunities for our restaurants.  A heavy snowstorm in the Northeast or Midwest or a hurricane in the Southeast can shut down an entire metropolitan area, resulting in a reduction in sales in that area.  Our first quarter includes winter months and historically has a lower level of sales at company-owned restaurants.  Because a significant portion of our restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods hurts our operating margins, and can result in restaurant operating losses.  For these reasons, a quarter-to-quarter comparison may not be a good indication of either brand’s performance or how it may perform in the future.

Due to the concentration of Wendy’s and Arby’s restaurants in particular geographic regions, our business results could be impacted by the adverse economic conditions prevailing in those regions regardless of the state of the national economy as a whole.

As of January 3, 2010, we and our franchisees operated Wendy’s or Arby’s restaurants in 50 states and 21 foreign countries.  As of January 3, 2010 as detailed in “Item 2. Properties”, the 7 leading states by number of operating units were: Ohio, Florida, Texas, Michigan, Georgia, Pennsylvania and California.  This geographic concentration can cause economic conditions in particular areas of the country to have a disproportionate impact on our overall results of operations.  It is possible that adverse economic conditions in states or regions that contain a high concentration of Wendy’s and Arby’s restaurants could have a material adverse impact on our results of operations in the future.

We and our subsidiaries are subject to various restrictions, and substantially all of our and their non-real estate assets are pledged subject to certain restrictions, under a Credit Agreement.

Under the amended and restated Arby’s Credit Agreement entered into as of March 11, 2009 by Wendy’s and its subsidiaries and ARG and its subsidiaries (collectively, the “Borrowers”), as amended on June 10, 2009 (as so amended, the “Credit Agreement”), substantially all of the assets of the Borrowers (other than real property) are pledged as collateral security. The Credit Agreement also contains financial covenants that, among other things, require the Borrowers to maintain certain aggregate leverage and interest coverage ratios and restrict their ability to incur debt, pay dividends or make other distributions, make certain capital expenditures, enter into certain fundamental transactions (including sales of assets and certain mergers and consolidations) and create or permit liens. If the Borrowers are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required payments of interest or principal under, or are unable to comply with covenants of, the Credit Agreement, then they would be in default under the terms of the agreement, which would preclude the payment of dividends to Wendy’s/Arby’s, restrict access to their revolving lines of credit and, under certain circumstances, permit the lenders to accelerate the maturity of the indebtedness.  See Note 6 of the Financial Statements and Supplementary Data included in Item 8 herein, for further information regarding the Credit Agreement.

As a result of our Senior Notes issued on June 23, 2009, we and our subsidiaries have a significant amount of debt outstanding. Such indebtedness, along with the other contractual commitments of our subsidiaries, could adversely affect our business, financial condition and results of operations, as well as the ability of certain of our subsidiaries to meet payment obligations under the Senior Notes and other debt.

As a result of our Senior Notes issued on June 23, 2009, certain of our subsidiaries have a significant amount of debt and debt service requirements. As of January 3, 2010, on a consolidated basis, there was approximately $1.5 billion of outstanding debt.

This level of debt could have significant consequences on our future operations, including:

•	making it more difficult to meet payment and other obligations under the Senior Notes and other outstanding debt;
•
resulting in an event of default if our subsidiaries fail to comply with the financial and other restrictive covenants contained in debt agreements, which event of default could result in all of our subsidiaries’ debt becoming immediately due and payable;

•
reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under the Credit Agreement;
•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and
•	placing us at a competitive disadvantage compared to our competitors that are less leveraged.

In addition, certain of our subsidiaries also have significant contractual requirements for the purchase of soft drinks. Wendy’s has also provided loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new store development and equipment financing. Certain subsidiaries also guarantee or are contingently liable for certain leases of their respective franchisees for which they have been indemnified. In addition, certain subsidiaries also guarantee or are contingently liable for certain leases of their respective franchisees for which they have not been indemnified. These commitments could have an adverse effect on our liquidity and ability of our subsidiaries to meet payment obligations under the Senior Notes and other debt.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and the ability of our subsidiaries to meet their payment obligations under the Senior Notes and other debt.

The ability to meet payment and other obligations under the debt instruments of our subsidiaries depends on their ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under existing or any future credit facilities or otherwise, in an amount sufficient to enable our subsidiaries to meet their payment obligations under the Senior Notes and other debt and to fund other liquidity needs. If our subsidiaries are not able to generate sufficient cash flow to service their debt obligations, they may need to refinance or restructure debt, including the Senior Notes, sell assets, reduce or delay capital investments, or seek to raise additional capital. If our subsidiaries are unable to implement one or more of these alternatives, they may not be able to meet payment obligations under the Senior Notes and other debt and other obligations.

Despite our current consolidated indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could exacerbate further the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the Senior Notes indenture and the Credit Agreement restrict, but do not completely prohibit, us or our subsidiaries from doing so. In addition, the Senior Notes indenture allows us to issue additional Senior Notes under certain circumstances, which will also be guaranteed by the guarantors of the Senior Notes. The indenture also allows us to incur certain secured debt and allows our foreign subsidiaries to incur additional debt, which would be effectively senior to the Senior Notes. In addition, the indenture does not prevent us from incurring other liabilities that do not constitute indebtedness. If new debt or other liabilities are added to our current consolidated debt levels, the related risks that we now face could intensify.

The current decline in the global economy and credit crisis may significantly inhibit our ability to reduce and refinance our and our subsidiaries’ current indebtedness.

As of January 3, 2010, within 37 months our subsidiaries had approximately $251.5 million of indebtedness that is due under the Credit Agreement and $200.0 million of indebtedness due under the outstanding Wendy’s 6.25% senior notes due 2011. Depending on current and expected cash flows, our subsidiaries may need to refinance a significant portion of this indebtedness. During the third quarter of 2008, the global credit markets suffered a significant contraction, including the failure of some large financial institutions. This resulted in a significant decline in the credit markets and the overall availability of credit. Market disruptions, such as those experienced in 2008 and 2009, as well as our subsidiaries’ significant debt levels, may increase the cost of borrowing or adversely affect the ability to refinance the obligations of our subsidiaries as they become due. If we are unable to refinance our subsidiaries’ indebtedness or access additional credit, or if short-term or long-term borrowing costs of our subsidiaries dramatically increase, their ability to finance current operations and meet their short-term and long-term obligations could be adversely affected.

To service debt and meet our other cash needs, we will require a significant amount of cash, which may not be available to us.

Our ability to make payments on, or repay or refinance, our debt, including the Senior Notes, and to fund planned capital expenditures, dividends and other cash needs will depend largely upon our future operating performance. Future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt will depend on the satisfaction of the covenants in its credit facilities and other debt agreements, including the indenture governing the Senior Notes, the Credit Agreement and other agreements we may enter into in the future. Specifically, we will need to maintain specified financial ratios and satisfy financial condition tests. There is no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities or from other sources in an amount sufficient to enable us to pay our debt, including the Senior Notes, or to fund our other liquidity needs.

We may not be able to adequately protect our intellectual property, which could harm the value of our brands and hurt our business.

Our intellectual property is material to the conduct of our business.  We rely on a combination of trademarks, copyrights, service marks, trade secrets and similar intellectual property rights to protect our brands and other intellectual property.  The success of our business strategy depends, in part, on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products in both existing and new markets. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes on our intellectual property, either in print or on the Internet, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands to achieve and maintain market acceptance.  This could harm our image, brand or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal fees.

We franchise our restaurant brands to various franchisees.  While we try to ensure that the quality of our brands is maintained by all of our franchisees, we cannot assure you that these franchisees will not take actions that hurt the value of our intellectual property or the reputation of the Wendy’s and/or Arby’s restaurant system.

We have registered certain trademarks and have other trademark registrations pending in the United States and certain foreign jurisdictions.  The trademarks that we currently use have not been registered in all of the countries outside of the United States in which we do business or may do business in the future and may never be registered in all of these countries.  We cannot assure you that all of the steps we have taken to protect our intellectual property in the United States and foreign countries will be adequate.  The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

 In addition, we cannot assure you that third parties will not claim infringement by us in the future.  Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause delays in introducing new menu items or investment products or require us to enter into royalty or licensing agreements.  As a result, any such claim could harm our business and cause a decline in our results of operations and financial condition.

Wendy's plans to expand its breakfast initiative test in certain markets in 2010.  The breakfast daypart remains competitive and markets may prove difficult to penetrate.

The roll out of breakfast at Wendy’s has been accompanied by challenging competitive conditions, varied consumer tastes and discretionary spending patterns that differ from lunch, snack, dinner and late night hours. In addition, breakfast sales can cannibalize sales during other parts of the day and may have negative implications on food and labor costs and restaurant margins. Wendy's plans to expand its breakfast initiative test in four additional markets in 2010. Wendy’s will need to reinvest royalties earned and other amounts to build breakfast brand awareness with advertising and promotional activities. Capital investments will also be required at company-owned restaurants. As a result, breakfast sales and resulting profits may take longer than expected to reach targeted levels.

Our international operations are subject to various factors of uncertainty and there is no assurance that international operations will be profitable.

Each brand’s business outside of the United States is subject to a number of additional factors, including international economic and political conditions, differing cultures and consumer preferences, currency regulations and fluctuations, diverse government regulations and tax systems, uncertain or differing interpretations of rights and obligations in connection with international franchise agreements and the collection of royalties from international franchisees, the availability and cost of land and construction costs, and the availability of experienced management, appropriate franchisees, and joint venture partners. Although we believe we have developed the support structure required for international growth, there is no assurance that such growth will occur or that international operations will be profitable.

We rely on computer systems and information technology to run our business. Any material failure, interruption or security breach of our computer systems or information technology may adversely affect the operation of our business and results of operations.

We are significantly dependent upon our computer systems and information technology to properly conduct our business. A failure or interruption of computer systems or information technology could result in the loss of data, business interruptions or delays in business operations. Also, despite our considerable efforts and technological resources to secure our computer systems and information technology, security breaches, such as unauthorized access and computer viruses, may occur resulting in system disruptions, shutdowns or unauthorized disclosure of confidential information. Any security breach of our computer systems or information technology may result in adverse publicity, loss of sales and profits, penalties or loss resulting from misappropriation of information.

We may be required to recognize additional asset impairment and other asset-related charges.

We have significant amounts of long-lived assets, goodwill and intangible assets and have incurred impairment charges in the past with respect to those assets. In accordance with applicable accounting standards, we test for impairment generally annually, or more frequently, if there are indicators of impairment, such as

•	significant adverse changes in the business climate;

•	current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with long-lived assets;

•
a current expectation that more-likely-than-not (e.g., a likelihood that is more than 50%) long-lived assets will be sold or otherwise disposed of significantly before the end of their previously estimated useful life; and

•	a significant drop in the Wendy’s/Arby’s stock price.

Based upon future economic and capital market conditions, as well as the operating performance of our reporting units, future impairment charges could be incurred.

Risks Related to our Ownership by Wendy’s/Arby’s Group, Inc.

A substantial amount of our parent company’s common stock is concentrated in the hands of certain stockholders.

Our parent company, Wendy’s/Arby’s, owns our sole outstanding member’s interest.  Nelson Peltz, our Chairman and former Chief Executive Officer, and Peter May, our Vice Chairman and former President and Chief Operating Officer, beneficially own shares of Wendy’s/Arby’s outstanding common stock that collectively constitute approximately 23% of its total voting power as of March 4, 2010.

Messrs. Peltz and May may, from time to time, acquire beneficial ownership of additional shares of Wendy’s/Arby’s common stock.  On November 5, 2008, in connection with the tender offer of Trian Fund Management, L.P. and certain affiliates thereof for up to 40 million shares of Wendy’s/Arby’s common stock, Wendy’s/Arby’s entered into an agreement (such agreement, as amended, the “Trian Agreement”) with Messrs. Peltz and May and several of their affiliates (the “Covered Persons”) which provides, among other things, that: (i) to the extent the Covered Persons acquire any rights in respect of Wendy’s/Arby’s common stock so that the effect of such acquisition would increase their aggregate beneficial ownership in Wendy’s/Arby’s common stock to greater than 25%, the Covered Persons may not engage in a business combination (within the meaning of Section 203 of the Delaware General Corporation Law) for a period of three years following the date of such occurrence unless such transaction would be subject to one of the exceptions set forth in Section 203(b)(3) through (7) (assuming for these purposes that 15% in the definition of interested stockholder contained in Section 203 was deemed to be 25%); (ii) for so long as Wendy’s/Arby’s has a class of equity securities that is listed for trading on the New York Stock Exchange or any other national securities exchange, none of the Covered Persons shall solicit proxies or submit any proposal for the vote of Wendy’s/Arby’s stockholders or recommend or request or induce any other person to take any such actions or seek to advise, encourage or influence any other person with respect to Wendy’s/Arby’s common stock, in each case, if the result of such action would be to cause the Wendy’s/Arby’s Board of Directors to be comprised of less than a majority of independent directors; and (iii) for so long as Wendy’s/Arby’s has a class of equity securities that is listed for trading on the New York Stock Exchange or any other national securities exchange, none of the Covered Persons shall engage in certain affiliate transactions with Wendy’s/Arby’s without the prior approval of a majority of its Audit Committee or other committee of its Board of Directors that is comprised of independent directors. The Trian Agreement will terminate upon the earliest to occur of (i) the Covered Persons beneficially owning less than 15% of Wendy’s/Arby’s common stock, (ii) November 5, 2011 (with respect to clauses (ii) and (iii) of the preceding sentence), and (iii) at such time as any person not affiliated with the Covered Persons makes an offer to purchase an amount of Wendy’s/Arby’s common stock which when added to Wendy’s/Arby’s common stock already beneficially owned by such person and its affiliates and associates equals or exceeds 50% or more of Wendy’s/Arby’s common stock or all or substantially all of its assets or solicits proxies with respect to a majority slate of directors.

This concentration of ownership gives Messrs. Peltz and May significant influence over the outcome of actions requiring majority Wendy’s/Arby’s stockholder approval.  If in the future Messrs. Peltz and May were to acquire more than a majority of Wendy’s/Arby’s outstanding voting power, they would be able to determine the outcome of the election of members of the Wendy’s/Arby’s Board of Directors and the outcome of corporate actions requiring majority stockholder approval, including mergers, consolidations and the sale of all or substantially all of the assets of Wendy’s/Arby’s.  They would also be in a position to prevent or cause a change in control of us.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs.

The following table contains information about our principal office facilities as of January 3, 2010:

ACTIVE FACILITIES	FACILITIES-LOCATION	LAND TITLE	APPROXIMATE SQ. FT. OF FLOOR SPACE
Corporate and Arby’s Headquarters	Atlanta, GA	Leased	184,251*
Wendy’s Corporate Headquarters	Dublin, OH	Owned	249,025**
Wendy’s Restaurants of Canada Inc.	Oakville, Ontario Canada	Leased	35,125

__________________

*ARCOP, the independent Arby’s purchasing cooperative, and the Arby’s Foundation, a not-for-profit charitable foundation in which ARG has non-controlling representation on the board of directors, sublease approximately 2,680 and 3,800 square feet, respectively, of this space from ARG.

** QSCC, the independent Wendy’s purchasing cooperative in which Wendy’s has non-controlling representation on the board of directors, leases approximately 9,300 square feet of this space from Wendy’s.  This lease was entered into effective January 4, 2010.

At January 3, 2010, Wendy’s and its franchisees operated 6,541 Wendy’s restaurants.  Of the 1,391 company-owned Wendy’s restaurants, Wendy’s owned the land and building for 634 restaurants, owned the building and held long-term land leases for 471 restaurants and held leases covering land and building for 286 restaurants.  Wendy’s land and building leases are generally written for terms of 10 to 25 years with one or more five-year renewal options. In certain lease agreements Wendy’s has the option to purchase the real estate.  Certain leases require the payment of additional rent equal to a percentage, generally less than 6%, of annual sales in excess of specified amounts.  Wendy’s also owned land and buildings for, or leased, 220 Wendy’s restaurant locations which were leased or subleased to franchisees. Surplus land and buildings are generally held for sale and are not material to our financial condition or results of operations.

The Bakery operates two facilities in Zanesville, Ohio that produce hamburger buns for Wendy’s restaurants. The hamburger buns are distributed to both company-owned and franchised restaurants using primarily the Bakery’s fleet of trucks. As of January 3, 2010 the Bakery employed approximately 360 people at the two facilities that had a combined size of approximately 205,000 square feet.

As of January 3, 2010, Arby’s and its franchisees operated 3,718 Arby’s restaurants.  Of the 1,169 company-owned Arby’s restaurants, ARG owned the land and/or the buildings with respect to 131 of these restaurants and leased or subleased the remainder.  As of January 3, 2010, ARG also owned 15 and leased 84 properties that were either leased or sublet principally to franchisees.  Our other subsidiaries also owned or leased a few inactive facilities and undeveloped properties, none of which are material to our financial condition or results of operations.

The location of company-owned and franchised restaurants as of January 3, 2010 is set forth below.

	Wendy’s		Arby’s
State	Company	Franchise	Company	Franchise
Alabama	—	96	70	33
Alaska	—	7	—	9
Arizona	46	54	—	83
Arkansas	—	64	—	44
California	57	217	41	87
Colorado	47	80	—	63
Connecticut	5	45	12	2
Delaware	—	15	—	19
Florida	187	299	92	86
Georgia	55	239	89	59
Hawaii	7	__	—	8
Idaho	—	30	—	22
Illinois	97	92	5	139
Indiana	5	172	99	83
Iowa	—	45	—	54
Kansas	11	64	—	51
Kentucky	3	140	48	85
Louisiana	55	73	—	30
Maine	5	15	—	8
Maryland	—	114	17	31
Massachusetts	71	22	—	5
Michigan	21	250	109	80
Minnesota	—	68	84	3
Mississippi	8	87	3	22
Missouri	29	56	4	78
Montana	—	17	—	18
Nebraska	—	34	—	50
Nevada	—	46	—	31
New Hampshire	4	21	—	—
New Jersey	21	118	17	10
New Mexico	—	38	—	30
New York	65	155	—	89
North Carolina	40	215	60	79
North Dakota	—	9	—	14
Ohio	77	350	104	182
Oklahoma	—	38	—	95
Oregon	19	33	21	16
Pennsylvania	79	179	91	60
Rhode Island	9	11	—	—
South Carolina	—	131	13	61
South Dakota	—	9	—	15
Tennessee	—	180	53	60
Texas	73	322	72	109
Utah	57	28	33	40
Vermont	—	5	—	—
Virginia	53	162	2	107
Washington	27	45	24	41
West Virginia	22	51	1	35
Wisconsin	—	63	4	86
Wyoming	—	14	1	15
District of Columbia	—	4	—	—

Domestic Subtotal	1,255	4,622	1,169	2,427

	Wendy’s		Arby’s
Country/Territory	Company	Franchise	Company	Franchise
Aruba	—	3	—	—
Bahamas	—	8	—	—
Canada	136	235	—	112
Cayman Islands	—	3	—	—
Costa Rica	—	5	—	—
Dominican Republic	—	4	—	—
El Salvador	—	14	—	—
Guam	—	2	—	—
Guatemala	—	7	—	—
Honduras	—	29	—	—
Indonesia	—	25	—	—
Jamaica	—	2	—	—
Malaysia	—	8	—	—
Mexico	—	24	—	—
New Zealand	—	15	—	—
Panama	—	5	—	—
Philippines	—	30	—	—
Puerto Rico	—	66	—	—
Singapore	—	1	—	—
Qatar	—	—	—	1
Turkey	—	—	—	8
United Arab Emirates	—	—	—	1
Venezuela	—	40	—	—
U. S. Virgin Islands	—	2	—	—
International Subtotal	136	528	—	122
Grand Total	1,391	5,150	1,169	2,549

Item 3. Legal Proceedings.

In November 2002, Access Now, Inc. and Edward Resnick, later replaced by Christ Soter Tavantzis, on their own behalf and on the behalf of all those similarly situated, brought an action in the United States District Court for the Southern District of Florida against RTM Operating Company (“RTM”), which became a subsidiary of Arby’s following our acquisition of the RTM Restaurant Group in July 2005.  The complaint alleged that the approximately 775 Arby’s restaurants owned by RTM and its affiliates failed to comply with Title III of the ADA.  The plaintiffs requested class certification and injunctive relief requiring RTM and such affiliates to comply with the ADA in all of their restaurants.  The complaint did not seek monetary damages, but did seek attorneys’ fees.  Without admitting liability, RTM entered into a settlement agreement with the plaintiffs on a class-wide basis, which was approved by the court on August 10, 2006.  The settlement agreement calls for the restaurants owned by RTM and certain of its affiliates to be brought into ADA compliance over an eight year period at a rate of approximately 100 restaurants per year.  The settlement agreement also applies to restaurants subsequently acquired by RTM and such affiliates.  ARG estimates that it will spend approximately $1.15 million per year of capital expenditures over a seven-year period (which commenced in 2008) to bring the restaurants into compliance under the settlement agreement, in addition to paying certain legal fees and expenses.

In addition to the legal matter described above, we are involved in other litigation and claims incidental to our current and prior businesses.  We and our subsidiaries have reserves for all of our legal and environmental matters aggregating $6.1 million as of January 3, 2010.  Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on our currently available information, including legal defenses available to us and/or our subsidiaries, and given the aforementioned reserves and our insurance coverages, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Item 4.  (Removed and Reserved)

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As a limited liability company, the Company does not issue common stock.  The registrant’s sole member is Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s”). There is no market for the Company’s member’s interest. The Company has no securities authorized for issuance under equity compensation plans.

A total of $115.0 million of cash dividends were paid to Wendy’s/Arby’s in 2009.  A total of $155.0 million was advanced to Wendy’s/Arby’s in 2008.  The funds were used principally to fund $150.2 million of capital contributions from Wendy’s/Arby’s to Arby’s.  These advances by the Company do not bear interest and Wendy’s/Arby’s does not currently have intent to repay such advances.  Accordingly, the $155.0 million of advances were reflected as a reduction of “Invested Equity.”

Our ability to meet our cash requirements is primarily dependent upon our cash and cash equivalents on hand and cash flows from Wendy’s and ARG, including loans and cash dividends.  Our cash requirements include, but are not limited to, interest and principal payments on our indebtedness.  The ability of Wendy’s and ARG to pay cash dividends to us is also dependent upon their ability to achieve sufficient cash flows after satisfying their cash requirements, including debt service. As of January 3, 2010, under the terms of the Credit Agreement, there was $306.5 million immediately available for the payment of dividends to Wendy’s/Arby’s under the covenants of the Credit Agreement, which includes the net proceeds, as defined, from Senior Notes less any dividends paid since their issuance.  We have paid $112.0 million in dividends to Wendy’s/Arby’s in 2010.  See Note 6 of the Financial Statements and Supplementary Data included in Item 8 herein, and “Management’s Discussion and Analysis – Results of Operations and Liquidity and Capital Resources” in Item 7 herein, for further information on the Credit Agreement.

Item 6.  Selected Financial Data.

Omitted pursuant to General Instruction I of Form 10-K

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Wendy’s/Arby’s Restaurants, LLC (“Wendy’s/Arby’s Restaurants” and, together with its subsidiaries, the “Company” or “we” or “our”) should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere within this report. Certain statements we make under this Item 7 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part 1” preceding “Item 1 - Business.”  You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” in Item 1A above as well as our consolidated financial statements, related notes, and other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission.

The wholly-owned subsidiaries of Wendy’s/Arby’s Restaurants as of January 3, 2010 are Wendy’s International, Inc. (“Wendy’s”) and Arby’s Restaurant Group, Inc. (“ARG” or “Arby’s”) and their subsidiaries. Wendy’s and Arby’s are the owners and franchisors of the Wendy’s® and Arby’s® restaurant systems. Wendy’s/Arby’s Restaurants was formed by Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s”) as a wholly-owned subsidiary holding company in October 2008.  On September 29, 2008 (the “Closing Date”), Wendy’s/Arby’s (formerly Triarc Companies, Inc. or “Triarc”) completed the merger (the “Wendy’s Merger”) with Wendy’s. Wendy’s/Arby’s Restaurants’ sole asset at formation consisted of the contribution by Wendy’s/Arby’s of its investment in Wendy’s. In March 2009, Wendy’s/Arby’s contributed its longstanding investment in ARG to Wendy’s/Arby’s Restaurants. Wendy’s/Arby’s Restaurants has no operations other than those of Wendy’s and Arby’s and their respective subsidiaries.

The consolidated financial statements present the historical results of Arby’s and Wendy’s as if Wendy’s/Arby’s Restaurants had existed as a separate legal entity by the beginning of the earliest period presented.  Accordingly, the consolidated financial statements include the results of Arby’s and Wendy’s beginning from their time of ownership by Wendy’s/Arby’s. Therefore, the consolidated financial statements include the accounts of Wendy’s subsequent to the Closing Date.  Because the Closing Date did not occur until the first day of our 2008 fourth quarter, only the fourth quarter results of operations of Wendy’s are included in our 2008 results.  The results of operations discussed below for 2008 and 2007 will not be indicative of future results due to the consummation of the merger with Wendy’s.

Introduction and Executive Overview

Our Business

We currently manage and internally report our operations as two business segments: the operation and franchising of Wendy’s restaurants, including its wholesale bakery operations, and the operation and franchising of Arby’s restaurants. As of January 3, 2010, the Wendy’s restaurant system was comprised of 6,541 restaurants, of which 1,391 were owned and operated by the Company. As of January 3, 2010, the Arby’s restaurant system was comprised of 3,718 restaurants, of which 1,169 were owned and operated by the Company. All 2,560 Wendy’s and Arby’s Company-owned restaurants are located principally in the United States and to a lesser extent in Canada (the “North America Restaurants”).

Restaurant business revenues for 2009 include: (1) $3,086.5 million of sales from Company-owned restaurants, (2) $111.8 million from the sale of bakery items and kid’s meal promotion items to our franchisees and others, (3) $353.1 million from royalty income from franchisees and (4) $29.4 million of other franchise related revenue. Our revenues increased significantly in 2009 and 2008 due to the Wendy’s Merger.  All of our Wendy’s and substantially all of our Arby’s royalty agreements provide for royalties of 4.0% of franchise revenues for the year ended January 3, 2010.

Our restaurant businesses have recently experienced trends in the following areas:

Revenues

•	Industry-wide declines in same-store sales of all segments of the restaurant industry, including quick service restaurants (“QSR”);

•
Continued lack of general consumer confidence in the economy and the effect of decreases in many consumers’ discretionary income caused by factors such as (1) volatility in the financial markets and recessionary economic conditions, including high unemployment levels and (2) a significant decline in the real estate market, although that market has shown some improvement in recent months;

•
Continued and increasingly aggressive price competition in the QSR industry, as evidenced by (1) value menus, which offer lower prices on some menu items, (2) the use of coupons and other price discounting and (3) combination meal concepts, which offer a complete meal at an aggregate price lower than the price of individual food and beverage items;

•	Competitive pressures due to extended hours of operation by many QSR competitors, including breakfast and late night hours;

•
Competitive pressures from operators outside the QSR industry, such as the deli sections and in-store cafes of major grocery and other retail store chains, convenience stores and casual dining outlets offering take-out food;

•
Increased availability to consumers of product choices, including (1) healthy products driven by a greater consumer awareness of nutritional issues, (2) beverage programs which offer a wider selection of premium non-carbonated beverages, including coffee and tea products and (3) sandwiches with perceived higher levels of freshness, quality and customization; and

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

Other

•
A significant portion of both our Wendy’s and Arby’s restaurants are franchised and, as a result, we receive revenue in the form of royalties (which are generally based on a percentage of sales at franchised restaurants), rent and other fees from franchisees. Arby’s franchisee related accounts receivable and estimated reserves for uncollectibility have increased significantly, and may continue to increase, as a result of the deteriorating financial condition of some of our franchisees. The financial condition of a number of Arby’s franchisees resulted in a net decrease in the number of franchised restaurants in 2009 and also affects franchisees’ ability to make required contributions to national and local advertising programs;

•
Weakness in the overall credit markets, including availability in the lending markets typically used to finance new unit development and remodels. Tightened credit conditions and economic pressures have negatively impacted franchisees, including the ability of some franchisees to meet their commitments under development, rental and franchise license agreements.

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

Business Highlights

We believe there are significant opportunities to grow our business, strengthen our competitive position and enhance our profitability through the execution of the following strategies:

•
Grow same-store sales at Wendy’s and Arby’s by introducing innovative new menu items, enhancing the customer experience with operational excellence and improving affordability with everyday value menu items;

•	Continue to improve Wendy’s Company-owned restaurant margins;

•	Expand our restaurant base in North America and accelerate our program to remodel restaurants;

•	Invest in our international business to grow substantially in key markets outside of North America; and

•	Possibly acquire other restaurant companies.

Key Business Measures

We track our results of operations and manage our business using the following key business measures:

•	Same-Store Sales

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

We define restaurant margin as sales from Company-owned restaurants (excluding sales of bakery items and kid’s meal promotion items to franchisees) less cost of sales (excluding costs of bakery items and kid’s meal promotion items sold to franchisees), divided by sales from Company-owned restaurants (excluding sales of bakery items and kid’s meal promotion items sold to franchisees). Restaurant margin is influenced by factors such as restaurant openings and closures, price increases, the effectiveness of our advertising and marketing initiatives, featured products, product mix, the level of our fixed and semi-variable costs, and fluctuations in food and labor costs.

Merger with Wendy’s International, Inc.

On September 29, 2008, a subsidiary of Triarc merged with and into Wendy’s and Wendy’s became a wholly-owned subsidiary of Triarc in an all-stock transaction in which Wendy’s shareholders received a fixed ratio of  4.25 shares of Wendy’s/Arby’s common stock for each share of Wendy’s common stock owned.

Senior Notes

On June 23, 2009, we issued $565.0 million principal amount of Senior Notes (the “Senior Notes”). The Senior Notes will mature on July 15, 2016 and accrue interest at 10.00% per annum, payable semi-annually on January 15 and July 15, the first payment of which was made on January 15, 2010. The Senior Notes were issued at 97.533% of the principal amount, representing a yield to maturity of 10.50% and resulting in net proceeds paid to us of $551.1 million. This original $13.9 million discount is being accreted and the related charge included in “Interest expense” until the Senior Notes mature. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by certain direct and indirect domestic subsidiaries of Wendy’s/Arby’s Restaurants (collectively, the “Guarantors”).

Related Party Transactions

Supply Chain Relationship Agreement

During the 2009 fourth quarter, Wendy’s and its franchisees entered into a purchasing co-op relationship agreement (the “Co-op Agreement”) to establish a new Wendy’s purchasing co-op, Quality Supply Chain Co-op, Inc. (“QSCC”).  QSCC now manages food and related product purchases and distribution services for the Wendy’s system in the United States and Canada.  Through QSCC, Wendy’s and Wendy’s franchisees purchase food, proprietary paper and operating supplies under national contracts with pricing based upon total system volume.

QSCC’s supply chain management will facilitate continuity of supply and provide consolidated purchasing efficiencies while monitoring and seeking to minimize possible obsolete inventory throughout the North American supply chain. The system’s purchasing function for 2009 and prior was performed and paid for by Wendy’s. In order to facilitate the orderly transition of the 2010 purchasing function for North American operations, Wendy’s transferred certain contracts, assets and certain Wendy’s purchasing employees to QSCC in the first quarter of 2010.  Pursuant to the terms of the Co-op Agreement, Wendy’s is required to pay $15.5 million to QSCC over an 18 month period in order to provide funding for start-up costs, operating expenses and cash reserves. Future operations will be funded by all members of QSCC, including Wendy’s and its franchisees. The required payments by Wendy’s under the Co-op Agreement were expensed in the fourth quarter of 2009 and included in “General and administrative.”  Effective January 4, 2010, the QSCC will be leasing 9,333 square feet of office space from Wendy’s for a two year period for an average annual rental of $0.1 million with five one-year renewal options.

ARCOP, Inc., a not-for-profit purchasing cooperative, negotiates contracts with approved suppliers on behalf of ARG and Arby’s franchisees and operates under a previously established agreement similar to the Wendy’s Co-op Agreement.

Revolving Credit Facilities

On December 31, 2009, AFA Service Corporation (“AFA”), an independently controlled advertising cooperative for the Arby’s restaurant system in which we have voting interests of substantially less than 50%, entered into a revolving loan agreement with ARG.  This agreement, which provided for ARG to make revolving loans of up to $5.5 million to AFA, was amended on February 25, 2010 to provide for revolving loans up to $14.5 million. Under the terms of this agreement, outstanding amounts are due through April 4, 2011 and bear interest at 7.5%.  As of January 3, 2010, the outstanding balance under this agreement was $5.1 million.

Presentation of Financial Information

Our fiscal reporting periods consist of 53 or 52 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended January 3, 2010” or “2009”, which consisted of 53 weeks and (2) “the year ended December 28, 2008” or “2008” and “the year ended December 31, 2007” or “2007,” both of which consisted of 52 weeks.

Results of Operations

	2009		2008		2007
	Amount	Change	Amount	Change	Amount
	(in millions)
Revenues:
Sales	$3,198.3	$1,536.0	$1,662.3	$548.9	$1,113.4
Franchise revenues	382.5	222.0	160.5	73.5	87.0
	3,580.8	1,758.0	1,822.8	622.4	1,200.4
Costs and expenses:
Cost of sales	2,728.4	1,312.9	1,415.5	521.0	894.5
General and administrative	442.7	229.5	213.2	76.4	136.8
Depreciation and amortization	188.5	103.5	85.0	28.1	56.9
Goodwill impairment	-	(460.1)	460.1	460.1	-
Impairment of other long-lived assets	80.0	70.4	9.6	7.0	2.6
Facilities relocation and restructuring	8.0	4.8	3.2	2.5	0.7
Other operating expense, net	3.2	2.5	0.7	0.5	0.2
	3,450.8	1,263.5	2,187.3	1,095.6	1,091.7
Operating profit (loss)	130.0	494.5	(364.5)	(473.2)	108.7
Interest expense	(125.4)	(58.5)	(66.9)	(7.7)	(59.2)
Other (expense) income, net	(3.0)	(6.2)	3.2	(0.1)	3.3
Income (loss) from continuing operations before income taxes	1.6	429.8	(428.2)	(481.0)	52.8
Benefit from (provision for) income taxes	8.0	(55.1)	63.1	83.1	(20.0)
Income (loss) from continuing operations	9.6	374.7	(365.1)	(397.9)	32.8
Income from discontinued operations, net of income taxes	-	-	-	0.1	(0.1)
Net income (loss)	$9.6	$374.7	$(365.1)	$(397.8)	$32.7

Restaurant Statistics:
Wendy’s same-store sales (a):	2009	Fourth Quarter 2008
North America Company-owned restaurants	(1.7)%	3.6%
North America franchise restaurants	(0.3)%	3.8%
North America systemwide	(0.7)%	3.7%

Arby’s same-store sales:	2009	2008	2007
North America Company-owned restaurants	(8.2)%	(5.8)%	(1.3)%
North America franchised restaurants	(9.0)%	(3.6)%	1.1%
North America systemwide	(8.8)%	(4.3)%	0.3%

Restaurant Margin:
	2009	Fourth Quarter 2008
Wendy’s (a)	14.9%	11.7%

	2009	2008	2007
Arby’s	13.9%	16.1%	19.7%
Restaurant count:	Company-owned	Franchised	Systemwide
Wendy’s restaurant count (a):
Restaurant count at September 29, 2008	1,404	5,221	6,625
Opened since September 29, 2008	6	32	38
Closed since September 29, 2008	(5)	(28)	(33)
Net purchased from (sold by) franchisees since September 29, 2008	1	(1)	-
Restaurant count at December 28, 2008	1,406	5,224	6,630
Opened	10	53	63
Closed	(13)	(139)	(152)
Net (sold to) purchased by franchisees	(12)	12	-
Restaurant count at January 3, 2010	1,391	5,150	6,541

Arby’s restaurant count:
Restaurant count at December 30, 2007	1,106	2,582	3,688
Opened	40	87	127
Closed	(15)	(44)	(59)
Net purchased from (sold by) franchisees	45	(45)	-
Restaurant count at December 28, 2008	1,176	2,580	3,756
Opened	5	54	59
Closed	(23)	(74)	(97)
Net purchased from (sold by) franchisees	11	(11)	-
Restaurant count at January 3, 2010	1,169	2,549	3,718
Total Wendy’s/Arby’s restaurant count at January 3, 2010	2,560	7,699	10,259

	2009	2008	2007
(52 weeks)
Company-owned average unit volumes:	(in thousands)
Wendy’s – North America	$ 1,421.9	$ 1,452.9	$ 1,436.7
Arby’s – North America	$ 896.7	$ 966.9	$ 1,016.0

________________
(a)	Wendy’s data for 2008, other than average unit volumes, is only for the period commencing with the September 29, 2008 merger date through the end of the fiscal year.

Sales
	Change
	2009	2008
	(in millions)

Wendy’s	$1,603.3	$530.8
Arby’s	(67.3)	18.1
	$1,536.0	$548.9

The increase in sales in both 2009 and 2008 was primarily due to the Wendy’s Merger. In addition, sales for the 53rd week in 2009 for Wendy’s and Arby’s were $35.3 million and $15.9 million, respectively. Wendy’s North America Company-owned same-store sales for 2009, excluding the impact of fewer restaurants serving breakfast in 2009 as compared to 2008 and the effect of the 53rd week in 2009, would have decreased approximately 0.3%. In 2009, Arby’s sales decrease was primarily attributable to the 8.2% decrease in Arby’s North America Company-owned same-store sales.  In 2008, Arby’s sales increase was attributable to the $80.0 million increase in sales from the 70 net Arby’s North America Company-owned restaurants added in 2008 as substantially offset by a $61.9 million decrease in sales due to a 5.8% decrease in Arby’s North America Company-owned same-store sales.  Of the 45 net restaurants acquired from franchisees in 2008, 41 are in the California market (the “California Restaurants”) and were purchased from a franchisee on January 14, 2008 (the “California Restaurant Acquisition”).  The California Restaurants generated approximately $36.0 million of sales in 2008.

In 2009 and 2008 Arby’s North America Company-owned same-store sales were impacted by the restaurant industry trends, negative general economic trends and competitive pressures described in “Introduction and Executive Overview – Our Business.”  In addition, the 2009 Arby’s same-store sales were negatively impacted by a decrease in the number of national advertising campaigns; however, certain aggressive Arby’s value promotions partially mitigated this negative impact.

Franchise Revenues
	Change
	2009	2008
	(in millions)

Wendy’s	$228.2	$74.6
Arby’s	(6.2)	(1.1)
	$222.0	$73.5

The increase in franchise revenues in both 2009 and 2008 was primarily due to the Wendy’s Merger. Wendy’s franchised restaurant sales were not significantly impacted by changes in the number of restaurants serving breakfast in 2009. Wendy’s franchised restaurant closings include 71 restaurants in Japan which closed at the expiration of the franchise agreement on December 31, 2009. Franchise revenues for the 53rd week in 2009 for Wendy’s and Arby’s were approximately $4.8 million and $1.3 million, respectively. The decrease in Arby’s franchise revenues in 2009 was primarily attributable to the 9.0% decrease in same-store sales for North America franchised restaurants.  The 2008 decrease was primarily attributable to the effect of the January 2008 acquisition of the California Restaurants whereby previously franchised restaurants became Company-owned and the 3.6% decrease in same-store sales for Arby’s franchised restaurants.

In 2009 and 2008, same-store sales of our Arby’s franchised restaurants were negatively impacted by the same industry and economic factors mentioned above.  In addition, in 2009, the franchised restaurants were disproportionately negatively affected by less national media advertising as certain underpenetrated franchise markets did not have sufficient local media advertising to offset the decrease in national advertising.  In 2008, however, the use of incremental national media advertising had a positive effect on the Arby’s franchised restaurants which slightly offset the negative impact of the industry and economic factors discussed above.

Restaurant Margin
	2009		2008		2007
	Amount	Change	Amount	Change	Amount

Wendy’s	14.9%	N/A	11.7% (a)	N/A	N/A
Arby’s	13.9%	(2.2) ppt	16.1%	(3.6) ppt	19.7%
Consolidated	14.6%	(0.2) ppt	14.7%	(5.0) ppt	19.7%

________
(a) The 2008 Wendy’s restaurant margin includes only the 2008 fourth quarter.

The percentage increase in the Wendy’s restaurant margin in 2009 as compared to the fourth quarter of 2008 was primarily attributable to improvements in labor and certain controllable costs, partially due to ongoing operational improvements and the effect of price increases in 2009.  The percentage decrease in the Arby’s restaurant margin in 2009 as compared to 2008 was primarily attributable to the effect of the decrease in Arby’s same-store sales without comparable reductions in fixed and semi-variable costs and the targeted product discounting of a number of Arby’s menu items which was partially offset by decreases in commodity costs. The impact of the 53rd week in 2009 on restaurant margin was not material for either brand.

The percentage decrease in the Arby’s restaurant margin in 2008 as compared to 2007 was due to (1) the effect of the decrease in Arby’s same-store sales without comparable reductions in fixed and semi-variable costs, (2) higher utilities, (3) fuel costs under new distribution contracts that became effective in the third quarter of 2007, (4) increased advertising which was anticipated to generate additional customer traffic but did not, (5) an increase in labor costs primarily due to the effect of Federal and state minimum wage increases in 2008 and (6) higher cost of beef and other commodities.

General and Administrative
	Change
	2009	2008
	(in millions)

Wendy’s Merger	$145.5	$79.5
Wendy’s/Arby’s support services costs	34.1	-
Wendy’s Co-op Agreement	15.5	-
Integration costs related to the Wendy’s Merger	11.1	1.9
Incentive compensation	8.9	(7.3)
Provision for doubtful accounts	6.5	0.5
Management services agreement	6.5	(6.2)
Salaries and wages	(1.9)	4.5
Other	3.3	3.5
	$229.5	$76.4

The increases for 2009 and 2008 were primarily due to the Wendy’s Merger. Our 2009 general and administrative expenses were also significantly impacted by (1) Wendy’s/Arby’s support services costs charged to us during the first quarter of 2009, which were incurred directly by Wendy’s/Arby’s Restaurants after the 2009 first quarter, (2) required future payments expensed in the 2009 fourth quarter as a result of the Wendy’s Co-op Agreement, (3) integration costs related to the Wendy’s Merger which were approximately $13.0 million in 2009, (4) increases in certain incentive compensation accruals due to stronger consolidated operating performance versus plan in 2009 as compared to weaker consolidated operating performance versus plan in 2008, (5) an increase in the provision for doubtful accounts primarily associated with the collectability of Arby’s franchisee receivables and (6) a 2009 increase in fees related to the 2005 ARG management services agreement with Wendy’s/Arby’s as compared to a 2008 net credit in fees, due to reimbursement of certain costs from Wendy’s/Arby’s to the Company in 2008.  Our 2008 general and administrative expenses were also impacted by an increase in salaries and wages as a result of the increase in employees at our corporate and regional offices as well as increases in existing employee salaries.  The 2008 increases in general and administrative expenses were partially offset by (1) a decrease in incentive compensation accruals due to weaker consolidated operating performance versus plan in 2008 as compared to our operating performance versus plan in 2007 and (2) a 2008 decrease in management services fees due to reimbursement of certain costs by Wendy’s/Arby’s to the Company, as such reimbursements did not occur in 2007.

Depreciation and Amortization
	Change
	2009	2008
	(in millions)

Wendy’s restaurants, primarily properties	$104.2	$23.8
Arby’s restaurants, primarily properties	(5.0)	4.3
Shared services center assets	4.3	-
	$103.5	$28.1

The 2009 and 2008 increases were primarily related to the increase in long-lived assets as a result of the Wendy’s Merger. The 2009 increase was also affected by a $6.5 million one-time increase in depreciation as a result of refinements to the Wendy’s purchase price allocation (including long-lived assets) which was recorded in the 2009 first quarter and by an increase in the amortization of capitalized software related to the Wendy’s Merger integration and the establishment of the shared services center in Atlanta, Georgia. These 2009 increases were partially offset by the reduction in depreciation of Arby’s long-lived assets for which we have recorded impairment charges. The 2008 increase was also affected by the increase in long-lived assets as a result of the California Restaurant Acquisition and other new and remodeled units.

Goodwill Impairment

We operate in two business segments consisting of two restaurant brands: (1) Wendy’s restaurants and (2) Arby’s restaurants. Each segment includes reporting units for Company-owned restaurants and franchise operations for purposes of measuring goodwill impairment.

We performed our annual goodwill impairment test in the fourth quarters of each of the fiscal years presented. As a result of our testing, we concluded that the fair value of the Wendy’s reporting units in 2009 and 2008 and the Arby’s franchise reporting unit in all three years exceeded their respective carrying amounts. In 2008, as a result of the acceleration of the general economic and market downturn as well as continued decreases in Arby’s same store sales, we concluded that the carrying amount of the Arby’s Company-owned restaurant reporting unit exceeded its fair value. Accordingly, we recorded impairment charges of $460.1 million in 2008.  As of the end of 2009 and 2008, we did not have any goodwill recorded for our Arby’s Company-owned restaurants reporting units.  There was no impairment of the Arby’s Company-owned restaurants reporting unit in 2007.

Impairment of Other Long-Lived Assets
	Change
	2009	2008
	(in millions)

Arby’s restaurants, primarily properties at underperforming locations	$48.5	$5.4
Wendy’s restaurants, primarily properties at underperforming locations	21.9	1.6
	$70.4	$7.0

The increases in charges for the impairment of other long-lived assets was primarily the result of the deterioration in operating performance of certain Wendy’s (in 2009 only) and Arby’s restaurants (for all years presented).

Facilities Relocation and Restructuring

Facilities relocation and restructuring costs for 2009 and 2008 primarily represent Wendy’s severance costs.

Interest Expense
	Change
	2009	2008
	(in millions)

Senior Notes	$32.0	$-
Wendy’s debt	31.6	10.7
Financing cost	6.1	1.8
Arby’s debt	1.1	3.3
Senior secured term loan	(11.2)	(9.2)
Other	(1.1)	1.1
	$58.5	$7.7

The 2009 expense was principally affected by interest on the Senior Notes issued in June 2009 as discussed below under “Liquidity and Capital Resources – Senior Notes” as well as, in both 2009 and 2008, interest expense on debt assumed as a result of the Wendy’s Merger. Excluding the effect of the Senior Notes issuance and the effect of the Wendy’s debt assumed, the decrease in 2009 interest expense was primarily due to a net decrease in the senior secured term loan interest expense as a result of significant voluntary prepayments, partially offset by the write-off of financing costs related to these prepayments and an increase in the interest rate on such loan.  See “Liquidity and Capital Resources – Senior Secured Term Loan” below for further discussion.  Excluding the effect of the Wendy’s Merger on the 2008 fourth quarter, the decrease in the 2008 expense was primarily due to a decrease in interest expense due to voluntary prepayments of the senior secured term loan as well as a decrease in the variable interest rates as compared to 2007.

Benefit from Income Taxes
	Change
	2009	2008
	(in millions)

Federal and state benefit (provision) on variance in (loss) income from continuing operations before tax	$(156.7)	$172.6
Foreign tax credits net of tax on distribution of foreign earnings	(9.2)	9.2
Recognition of tax benefit of state net operating losses as a result of dissolution of our captive insurance company	9.6	-
Goodwill impairment	99.7	(99.7)
Canadian tax rate changes	2.0	-
Other	(0.5)	1.0
	$(55.1)	$83.1

Our income taxes in 2009, 2008 and 2007 were impacted by variations in (loss) income from continuing operations before tax adjusted for recurring items, such as non-deductible expenses and state income taxes, as well as non-recurring discrete items.  Discrete items may occur in any given year, but are not consistent from year to year.  Taxes changed as a result of discrete items of (1) the 2009 tax benefit on recognizing previously unrecognized state net operating losses, net of valuation allowances, in connection with the dissolution of our captive insurance company, (2) the 2008 tax provision on the impairment of goodwill as described above in “Goodwill Impairment” as a result of non-deductible financial reporting goodwill in excess of tax goodwill and (3) the 2008 tax benefit on foreign tax credits net of related taxes on the distribution of foreign earnings.

Outlook for 2010

Sales

We anticipate that certain of the negative factors described above which affected our 2009 Company-owned same-store sales, including current restaurant industry-wide sales trends, the uncertain economic environment, high unemployment and competitive discounting, will continue to negatively impact sales for 2010. We expect that Wendy’s increasing emphasis on everyday value products, as well as anticipated menu mix in 2010, which includes the introduction of new premium products, will have a favorable impact on sales. In addition, we anticipate that Arby’s increasing emphasis on everyday value menu items will have a favorable impact on sales.  For 2010, the net impact of new store openings and closings is not expected to have a significant impact on consolidated sales.

Franchise Revenues

We expect that the sales trends for franchised restaurants at Wendy’s and Arby’s will continue to be generally impacted by many of the same factors described above under “Sales.”  Due to the economic environment and potential franchise closures, contributions to Arby’s local advertising cooperatives may decrease. The decrease in local marketing activity should be offset by the increase in national media.

Restaurant Margin

Except for the cost of commodities which is not expected to significantly impact the restaurant margins for Wendy’s and Arby’s in 2010, we expect that the other factors described above which affected restaurant margin for Company-owned restaurants in 2009 for the Wendy’s and Arby’s brands will continue to impact restaurant margin in 2010.  The Wendy’s restaurant margin is expected to be favorably impacted by a continuation of the cost controls implemented throughout 2009. We expect that the effect on Arby’s restaurant margins of the emphasis on everyday value menu items will be significantly offset by a reduction in other discounted product promotional activity.

General and Administrative

We expect that our general and administrative expenses will decrease in 2010 primarily as a result of the 2009 accrual for the formation of the Wendy’s Co-op as discussed in “Introduction and Executive Overview – Supply Chain Relationship Agreement,” which will not recur, a decrease in integration costs related to the Wendy’s Merger and continued merger-related synergies and other cost savings initiatives.

Depreciation and Amortization

We expect that our depreciation and amortization expenses will decrease in 2010 primarily due to the additional depreciation that resulted from valuation adjustments on long-lived assets from the Wendy’s Merger, which was recorded in the 2009 first quarter and will not recur, and a reduction in depreciation of Wendy’s and Arby’s long-lived assets for which we have recorded impairment charges in 2009.

Facilities Relocation and Restructuring

We do not expect to incur additional facilities relocation and restructuring charges with respect to the Wendy’s Merger in 2010.

Interest Expense

We expect that our interest expense for 2010 will increase compared to 2009 primarily as a result of the full year effect of interest expense on the Senior Notes discussed in “Liquidity and Capital Resources – Long-term Debt” and the effect of increased interest rates under our amended senior secured term loan.  These increases are expected to be partially offset by the effect on interest expense of the 2009 prepayment of the senior secured term loan and the full year effect of the interest rate swaps discussed in “Liquidity and Capital Resources – Derivatives.”

Liquidity and Capital Resources

Sources and Uses of Cash for 2009

Cash and cash equivalents (“cash”) totaled $538.9 million at January 3, 2010 compared to $63.1 million at December 28, 2008.  For the year ended January 3, 2010, net cash provided by operating activities totaled $321.7 million, primarily from the following significant items:

•	Our net income of $9.6 million;
•	Depreciation and amortization of $188.5 million;
•	Impairment of other long-lived assets charges of $80.0 million;
•	The write-off and amortization of deferred financing costs of $15.8 million;
•	Distributions received from our investment in a joint venture of $14.6 million; and
•
Changes in operating assets and liabilities which resulted in a net use of cash of $3.4 million primarily due to a $1.3 million increase in accounts payable, accrued expenses and other current liabilities, a $1.9 million decrease in inventories and a $1.1 million decrease in prepaid expenses and other current assets, all offset by a $7.7 million increase in accounts and notes receivable.

Additionally, for the year ended January 3, 2010, we had the following significant sources and uses of cash other than from operating activities:

•	Proceeds of $607.5 million primarily from the issuance of the Senior Notes discussed below under “Long-term Debt”;
•	Net repayments of other long-term debt of $209.5 million, including a prepayment of $132.5 million on our senior secured term loan;
•	Cash capital expenditures totaling $101.9 million, including the construction of new restaurants (approximately $18.1 million) and the remodeling of existing restaurants;
•	Deferred financing costs of $38.4 million; and
•	Dividend payments of $115.0 million to Wendy’s/Arby’s.

The net cash provided by continuing operations before the effect of exchange rate changes on cash was approximately $473.1 million.

Sources and Uses of Cash for 2010

Our anticipated consolidated cash requirements for continuing operations for 2010, exclusive of operating cash flow requirements, consist principally of:

•	Cash capital expenditures of approximately $165.0 million as discussed below in “Capital Expenditures”;
•	Potential dividends and fees, including $112.0 million of dividends already paid to Wendy’s/Arby’s in 2010;
•	Scheduled debt principal repayments aggregating $16.2 million;
•	Scheduled payments of $14.3 million pursuant to the Co-op Agreement;
•	Severance payments of approximately $5.5 million related to our facilities relocation and restructuring accruals; and
•	The costs of any potential business acquisitions or financing activities.

    Based upon current levels of operations, we expect that cash flows from operations and available cash will provide sufficient liquidity to meet operating cash requirements for the next twelve months.

Working Capital and Capitalization

Working capital, which equals current assets less current liabilities, was $344.7 million at January 3, 2010, reflecting a current ratio, which equals current assets divided by current liabilities, of 1.7:1. Working capital at January 3, 2010 increased $488.4 million from a deficit of $143.7 million at December 28, 2008, primarily due to $321.7 million in net cash provided by continuing operating activities and $244.6 million in net cash provided by continuing financing activities.

Our total capitalization at January 3, 2010 was $3,699.8 million, consisting of invested equity of $2,197.9 million and long-term debt of $1,501.9 million, including current portion.  Our total capitalization at January 3, 2010 increased $355.3 million from $3,344.5 million at December 28, 2008 and was principally impacted by the following:

•
The$412.2 million net increase in long-term debt is principally due to the issuance of $565.0 million principal amount of Senior Notes less the $132.5 million prepayment on our senior secured term loan;

•	Cash dividend payments of $115.0 million to Wendy’s/Arby’s;
•	Net income of $9.6 million; and
•
The components of “Accumulated other comprehensive loss,” that are not included in the calculation of net income, of which $37.6 million principally reflects the currency translation adjustment for 2009.

Long-term Debt
As of January 3, 2010
(in millions)
10.00% Senior Notes	$ 551.8
Senior secured term loan	251.5
6.20% senior notes	204.3
6.25% senior notes	193.6
Sale-leaseback obligations, excluding interest	125.2
Capitalized lease obligations, excluding interest	89.9
7% Debentures	80.1
Other	5.5
$ 1,501.9

Described below are the material changes to our debt obligations during 2009.  See Note 6 of the Consolidated Financial Statements contained in Item 8 of this document for more information related to our long-term debt obligations.

Senior Notes

On June 23, 2009, we issued $565.0 million principal amount of Senior Notes. The Senior Notes will mature on July 15, 2016 and accrue interest at 10.00% per annum, payable semi-annually on January 15 and July 15.  The first payment was made on January 15, 2010. The Senior Notes were issued at 97.533% of the principal amount, representing a yield to maturity of 10.50% and resulting in net proceeds paid to us of $551.1 million. The $13.9 million discount is being accreted and the related charge included in “Interest expense” until the Senior Notes mature. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by the Guarantors.

An Indenture for the Senior Notes dated as of June 23, 2009 (the “Indenture”) among Wendy’s/Arby’s Restaurants, the Guarantors and U.S. Bank National Association, as trustee (the “Trustee”), includes certain customary covenants that, subject to a number of important exceptions and qualifications, limit the ability of Wendy’s/Arby’s Restaurants and its restricted subsidiaries to, among other things, incur debt or issue preferred or disqualified stock, pay dividends on equity interests, redeem or repurchase equity interests or prepay or repurchase subordinated debt, make some types of investments and sell assets, incur certain liens, engage in transactions with affiliates (except on an arms-length basis), and consolidate, merge or sell all or substantially all of their assets.

Senior Secured Term Loan

The Arby’s Credit Agreement was amended and restated as of March 11, 2009 (as so amended, the “Credit Agreement”) and includes an amended senior secured term loan (the “Amended Term Loan”) and an amended senior secured revolving credit facility (the “Amended Revolver”).  As a result of an agreement entered into on March 17, 2009, the amount of the Amended Revolver increased from $100.0 million to $170.0 million.  Also, Wendy’s and certain of its affiliates became co-obligors in addition to Arby’s and certain of its affiliates.  The Amended Term Loan is due July 2012 and the Amended Revolver expires in July 2011.

On June 10, 2009, we entered into an Amendment No. 1 to the amended and restated Arby’s Credit Agreement which, among other things (1) permitted us to issue the Senior Notes described above and the incurrence of such debt, and permitted us to dividend to Wendy’s/Arby’s the net cash proceeds of the Senior Notes issuance less $132.5 million used to prepay the Amended Term Loan and pay accrued interest thereon and certain other payments, (2) modified certain total leverage financial covenants, added certain financial covenants based on senior secured leverage ratios and modified the minimum interest coverage ratio, (3) permitted the prepayment at any time prior to maturity of certain senior notes of Wendy’s and eliminated certain incremental debt baskets in the covenant prohibiting the incurrence of additional indebtedness and (4) modified the interest margins to provide that the margins will fluctuate based on our corporate credit rating.

The Amended Term Loan and amounts borrowed under the Amended Revolver under the Credit Agreement bear interest at our option at either (1) the Eurodollar Rate (as defined in the Credit Agreement), as adjusted pursuant to applicable regulations (but not less than 2.75%), plus an interest rate margin of 4.00%, 4.50%, 5.00% or 6.00% per annum, depending on our corporate credit rating, or (2) the Base Rate (as defined in the Credit Agreement), which is the higher of the interest rate announced by the administrative agent for the Credit Agreement as its base rate and the Federal funds rate plus 0.50% (but not less that 3.75%), in either case plus an interest rate margin of 3.00%, 3.50%, 4.00% or 5.00% per annum, depending on our corporate credit rating. Based on our corporate credit rating at the effective date of Amendment No. 1 and as of January 3, 2010, the applicable interest rate margins available to us were 4.50% for Eurodollar Rate borrowings and 3.50% for Base Rate borrowings. Since the effective date of Amendment No. 1 and as of January 3, 2010, we have elected to use the Base Rate which resulted in a rate of 7.25% as of January 3, 2010.

Concurrent with the closing of the issuance of the Senior Notes, we prepaid the Amended Term Loan in an aggregate principal amount of $132.5 million and accrued interest thereon.

During 2009, Arby's borrowed a net total of $26.2 million under the Amended Revolver, however, no amounts were outstanding as of January 3, 2010. The Amended Revolver includes a sub-facility for the issuance of letters of credit up to $50.0 million.  The availability under the Amended Revolver as of January 3, 2010 was $136.4 million, which is net of $33.6 million for outstanding letters of credit.

Other Revolving Credit Facilities

On January 14, 2009, Wendy’s executed a new $200.0 million revolving credit facility (the “Wendy’s Revolver”), borrowings under which were secured by substantially all of Wendy’s current assets, intangibles, stock of Wendy’s subsidiaries and a portion of their real and personal property.  During 2009, Wendy’s borrowed a total of $25.0 million under the Wendy’s Revolver and repaid the $25.0 million prior to March 11, 2009.  The Wendy’s Revolver was terminated effective March 11, 2009, in connection with the execution of the amended and restated Credit Agreement described above.

Wendy’s U.S. advertising fund has a revolving line of credit of $25.0 million. Neither the Company nor Wendy’s guarantees this debt. The advertising fund facility was established to fund the advertising fund operations.  The availability under this line of credit as of January 3, 2010 was $20.3 million.

At January 3, 2010, one of Wendy’s Canadian subsidiaries had a revolving credit facility of C$6.0 million which bears interest at the Bank of Montreal Prime Rate and is guaranteed by Wendy’s. The availability under this facility as of January 3, 2010 was C$5.7 million.

AFA’s bank line of credit matured and was not renewed as of January 2010. In connection with the establishment of a revolving loan agreement with ARG discussed above under “Introduction and Executive Overview – Related Party Transactions,” AFA drew on the ARG line and repaid all amounts outstanding under its bank line of credit on December 28, 2009.

On December 31, 2009, AFA entered into a revolving loan agreement with ARG.  This agreement, which provided for ARG to make revolving loans of up to $5.5 million to AFA, was amended on February 25, 2010 to provide for revolving loans up to $14.5 million. Under the terms of this agreement, outstanding amounts are due through April 4, 2011 and bear interest at 7.5%.  As of January 3, 2010, the outstanding balance under this agreement was $5.1 million.

Derivatives

During the third quarter of 2009, we entered into several interest rate swap agreements (the “Interest Rate Swaps”) with notional amounts totaling $361.0 million that swap the fixed rate interest rates on our 6.20% and 6.25% Wendy’s Senior Notes for floating rates. The Company’s primary objective for entering into derivative instruments is to manage its exposure to changes in interest rates, as well as to maintain an appropriate mix of fixed and variable rate debt. The Interest Rate Swaps are accounted for as fair value hedges and qualify for the short-cut method under the applicable guidance. At January 3, 2010, the fair value of our Interest Rate Swaps was $1.6 million and has been included in “Deferred costs and other assets” and as an adjustment to the carrying amount of the 6.20% and 6.25% Wendy’s Senior Notes.

Debt Covenants

The Credit Agreement also contains financial covenants that, among other things, require Wendy’s and ARG and their subsidiaries to maintain certain aggregate maximum leverage and minimum interest coverage ratios and restrict their ability to incur debt, pay dividends or make other distributions to Wendy’s/Arby’s, make certain capital expenditures, enter into certain fundamental transactions (including sales of assets and certain mergers and consolidations) and create or permit liens.  We were in compliance with all the covenants of the Credit Agreement as of January 3, 2010 and we expect to remain in compliance with all of these covenants for the next twelve months.

The indentures that govern Wendy’s 6.20% and 6.25% Senior Notes and 7% Debentures (the "Wendy's Notes") contain covenants that specify limits on the incurrence of indebtedness. We were in compliance with these covenants as of January 3, 2010 and project that we will be in compliance with these covenants for the next twelve months.

A significant number of the underlying leases in the Arby’s restaurants segment for sale-leaseback obligations and capitalized lease obligations, as well as the operating leases, require or required periodic financial reporting of certain subsidiary entities within ARG or of individual restaurants, which in many cases have not been prepared or reported. The Company has negotiated waivers and alternative covenants with its most significant lessors which substitute consolidated financial reporting of ARG for that of individual subsidiary entities and which modify restaurant level reporting requirements for more than half of the affected leases.  Nevertheless, as of January 3, 2010, the Company was not in compliance, and remains not in compliance, with the reporting requirements under those leases for which waivers and alternative financial reporting covenants have not been negotiated. However, none of the lessors has asserted that the Company is in default of any of those lease agreements. The Company does not believe that such non-compliance will have a material adverse effect on its consolidated financial position or results of operations.

Credit Ratings

Wendy’s/Arby’s Restaurants is rated by Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”).

The most recent credit ratings, assigned in June 2009, for Wendy’s/Arby’s Restaurants and the Wendy’s Notes were as follows:

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

Contractual Obligations

The following table summarizes the expected payments under our outstanding contractual obligations at January 3, 2010:

	Fiscal Years
	2010	2011-2012	2013-2014	After 2014	Total
	(in millions)
Long-term debt (a)	$108.8	$622.6	$367.2	$855.4	$1,954.0
Sale-leaseback obligations (b)	14.7	30.1	29.5	152.2	226.5
Capitalized lease obligations (b)	17.7	27.1	24.2	110.4	179.4
Operating leases (c)	145.1	259.3	225.8	1,125.2	1,755.4
Purchase obligations (d)	51.5	62.0	60.1	106.6	280.2
Other (e)	19.8	1.3	-	-	21.1
Total (f)	$357.6	$1,002.4	$706.8	$2,349.8	$4,416.6

__________________
(a)
Excludes sale-leaseback and capitalized lease obligations, which are shown separately in the table.  The table above includes interest of approximately $607.0 million.  We have estimated the interest on our variable-rate debt based on current base rates, the current interest rate margin and the amortization schedule in our Credit Agreement.  The table above also reflects the effect of interest rate swaps entered into in 2009 which lowered our interest rate on certain of our fixed-rate debt.  These amounts exclude the effects of the original issue discount on our Senior Notes and the fair value adjustments related to certain debt assumed in the Wendy’s Merger.

(b)
Excludes related sublease rental receipts of $9.4 million on sale-leaseback obligations and $3.5 million on capitalized lease obligations.  The table above includes interest of approximately $101.3 million for sale-leaseback obligations and $89.5 million for capitalized lease obligations.

(c)	Represents the present value of minimum lease cash payments. Excludes related sublease rental receipts of $73.0 million.

(d)
Includes (1) $249.7 million remaining for beverage purchase requirements for Wendy’s and Arby’s restaurants, (2) $2.0 million for advertising commitments, (3) $18.6 million for capital expenditures and (4) $9.9 million of other purchase obligations.

(e)	Represents (1) $15.5 million for funding related to the Wendy’s Co-op Agreement and (2) $5.6 million severance for Wendy’s personnel in connection with the Wendy’s Merger.

(f)	Excludes obligations for uncertain income tax positions of $20.3 million. We are unable to predict when, and if, cash payments on any of this accrual will be required.

Capital Expenditures

In 2009, cash capital expenditures amounted to $101.9 million and non-cash capital expenditures, consisting of capitalized leases and certain sale-leaseback obligations, amounted to $6.4 million.  In 2010, we expect that cash capital expenditures will amount to approximately $165.0 million, principally relating to (1) remodeling approximately 100 Arby’s and 100 Wendy’s Company-owned restaurants, (2) ongoing maintenance capital expenditures for our Company-owned restaurants and (3) the opening of an estimated 12 new Wendy’s Company-owned restaurants.  We have $18.6 million of outstanding commitments for capital expenditures as of January 3, 2010, of which we expect $14.0 million to be paid in 2010.

Dividends

During 2009, $115.0 million of dividends were paid to Wendy’s/Arby’s.  No dividends were paid to Wendy’s/Arby’s during 2008. During the fourth quarter of 2008, Wendy’s advanced an aggregate of $155.0 million to Wendy’s/Arby’s Group, which were used to fund $150.2 million of capital contributions to Arby’s.  Arby’s used a portion of these capital contributions to prepay the Amended Term Loan in an aggregate principal amount of $143.2 million.  These advances do not bear interest and Wendy’s/Arby’s Group does not currently intend to repay such advances.  As of January 3, 2010, under the terms of the Credit Agreement, there was $306.5 million available for the payment of dividends indirectly to Wendy’s/Arby’s, under the covenants of the Credit Agreement, which includes the net proceeds, as defined, from the Senior Notes less any dividends paid since their issuance.

Income Taxes

The Company is included in the consolidated Federal and certain state income tax returns of Wendy’s/Arby’s.  The Company, however, provides for Federal and state income taxes on the same basis as if the Company and its subsidiaries filed consolidated returns separate from Wendy’s/Arby’s.

The Wendy’s Merger qualified as a tax-free reorganization.  Based on the merger exchange ratio, the former shareholders of Wendy’s owned approximately 80% of the total stock of Wendy’s/Arby’s outstanding immediately after the Wendy’s Merger.  Therefore, the Wendy’s Merger was treated as a reverse acquisition for U.S. Federal income tax purposes. As a result of the reverse acquisition, Wendy’s/Arby’s and its subsidiaries became part of the Wendy’s consolidated group with Wendy’s/Arby’s as its new parent.  In addition, Wendy’s/Arby’s had a short taxable year in 2008 ending on the date of the Wendy’s Merger.

The Internal Revenue Service (the “IRS”) is currently conducting an examination of Wendy’s/Arby’s 2010 and 2009 U.S. Federal income tax years as part of the Compliance Assurance Process (“CAP”).  As part of CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return.  Wendy’s has been participating in CAP since its 2006 tax year.  The Wendy’s federal income tax returns for 2007 and prior years have been settled.  The Company participated in CAP beginning with the tax period ended December 28, 2008 and this return is settled.  Wendy’s/Arby’s December 28, 2008 U.S. Federal income tax return included Wendy’s for all of 2008 and Wendy’s/Arby’s for the period September 30, 2008 to December 28, 2008.

Wendy’s/Arby’s U.S. Federal income tax returns for 2005 to September 29, 2008 are not currently under examination by the IRS.  However, some of our state income tax returns and some of the Wendy’s state income tax returns for periods prior to the Wendy’s Merger are currently under examination.   Certain of these states have issued notices of proposed tax assessments aggregating $4.3 million.  We dispute these notices and believe ultimate resolution will not have a material adverse impact on our consolidated financial position or results of operations.

Guarantees and Other Contingencies

As of January 3, 2010
(in millions)
Lease guarantees and contingent rent on leases (1)	$ 108.6
Loan guarantees (2)	$ 25.8
Letters of credit (3)	$ 33.9
____________________

(1)
Wendy’s is contingently liable for certain leases and other obligations primarily from Company-owned restaurant locations now operated by franchises amounting to $81.9 million as of January 3, 2010. These leases extend through 2030, including all existing extension or renewal option periods. In addition, Wendy’s is contingently liable for certain leases which have been assigned to unrelated third parties, who have indemnified Wendy’s against future liabilities arising under the leases of $12.2 million. These leases expire on various dates through 2022, including all existing extension or renewal option periods. RTM, one of our subsidiaries, guarantees the lease obligations of 10 RTM restaurants formerly operated by affiliates of RTM as of January 3, 2010 (the “Affiliate Lease Guarantees”). Certain former stockholders of RTM have indemnified us with respect to the Affiliate Lease Guarantees. In addition, RTM remains contingently liable for 12 leases for restaurants sold by RTM prior to the acquisition of RTM in 2005 if the respective purchasers do not make the required lease payments (collectively with the Affiliate Lease Guarantees, the “Lease Guarantees”). The Lease Guarantees, which extend through 2025, including all existing extension or renewal option periods could aggregate a maximum of approximately $14.5 million as of January 3, 2010.

(2)
Wendy’s provided loan guarantees to various lenders on behalf of franchisees under debt arrangements for new store development and equipment financing. Recourse on the majority of these loans is limited, generally to a percentage of the original loan amount or the current loan balance on individual franchisee loans or an aggregate minimum for the entire loan arrangement.

(3)
Wendy’s/Arby’s Restaurants and Wendy’s have outstanding letters of credit of $33.6 million and $0.3 million, respectively, with various parties; however, our management does not expect any material loss to result from these letters of credit because we do not believe performance will be required.

Inflation and Changing Prices

We believe that inflation did not have a significant effect on our consolidated results of operations during the reporting periods since inflation rates generally remained at relatively low levels.

Seasonality

Our restaurant operations are moderately impacted by seasonality.  Wendy’s restaurant revenues are normally higher during the summer months than during the winter months, and Arby’s restaurant revenues are somewhat lower in our first quarter.  Because our businesses are moderately seasonal, results for any future quarter will not necessarily be indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in applying our critical accounting policies that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period.  Our estimates and assumptions concern, among other things, goodwill impairment, impairment of other long-lived assets, uncertainties for Federal and state income tax, allowance for doubtful accounts, and accounting for leases. We evaluate those estimates and assumptions on an ongoing basis based on historical experience and on various other factors which we believe are reasonable under the circumstances.

We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements:

•	Goodwill impairment:

The Company operates in two business segments consisting of restaurant brands: (1) Wendy’s restaurant operations and (2) Arby’s restaurant operations. Each segment includes Company-owned restaurants and franchise reporting units which are considered to be separate reporting units for purposes of measuring goodwill impairment.  As of January 3, 2010, substantially all Wendy’s goodwill of $868.7 million relates to the Wendy’s franchise reporting unit.  Also, Arby’s goodwill of $17.6 million relates entirely to the Arby’s franchise operations.

We test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired using a two-step process. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill).  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must perform step two of the impairment test (measurement).  Step two of the impairment test, if necessary, requires the estimation of the fair value for the assets and liabilities of a reporting unit in order to calculate the implied fair value of the reporting unit’s goodwill.  Under step two, an impairment loss is recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill.  The fair value of the reporting unit is determined by management and is based on the results of (1) estimates we made regarding the present value of the anticipated cash flows associated with each reporting unit (the “income approach”) and (2) the indicated value of the reporting units based on a comparison and correlation of the Company and other similar companies (the “market approach”).

The income approach which, considers factors unique to each of our reporting units and related long range plans that may not be comparable to other companies and that are not yet publicly available, is dependent on several critical management assumptions.  These assumptions include estimates of future sales growth, gross margins, operating costs, income tax rates, terminal value growth rates, capital expenditures and the weighted average cost of capital (discount rate).  Anticipated cash flows used under the income approach are developed every fourth quarter in conjunction with our annual budgeting process and also incorporate amounts and timing of future cash flows based on our long range plan.

The discount rates used in the income approach are an estimate of the rate of return that a market participant would expect of each reporting unit.  To select an appropriate rate for discounting the future earnings stream, a review was made of short-term interest rate yields of long-term corporate and government bonds, as well as the typical capital structure of companies in the industry.  The discount rates used for each reporting unit may vary depending on the risk inherent in the cash flow projections, as well as the risk level that would be perceived by a market participant.  A terminal value is included at the end of the projection period used in our discounted cash flow analyses to reflect the remaining value that each reporting unit is expected to generate.  The terminal value represents the present value in the last year of the projection period of all subsequent cash flows into perpetuity.  The terminal value growth rate is a key assumption used in determining the terminal value as it represents the annual growth of all subsequent cash flows into perpetuity.

Under the market approach, we apply the guideline company method in estimating fair value.  The guideline company method makes use of market price data of corporations whose stock is actively traded in a public market.  The corporations we selected as guideline companies are engaged in a similar line of business or are subject to similar financial and business risks, including the opportunity for growth.  The guideline company method of the market approach provides an indication of value by relating the equity or invested capital (debt plus equity) of guideline companies to various measures of their earnings and cash flow, then applying such multiples to the business being valued.  The result of applying the guideline company approach is adjusted based on the incremental value associated with a controlling interest in the business.  This “control premium” represents the amount a new controlling shareholder would pay for the benefits resulting from synergies and other potential benefits derived from controlling the enterprise.

The estimated fair value of our reporting units are subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment.  Should actual cash flows and our future estimates vary adversely from those estimates we use, we may be required to recognize goodwill impairment charges in future years.

We performed our annual goodwill impairment test in the fourth quarter of 2009. As a result of our testing, we concluded that the fair value of each of the Wendy’s reporting units and Arby’s franchise restaurant reporting unit exceeded their carrying amounts.

•	Impairment of other long-lived assets:

Other long-lived assets include our Wendy’s and Arby’s Company-owned restaurants assets and their intangible assets, which include trademarks, franchise agreements, favorable leases and reacquired rights under franchise agreements.

As of January 3, 2010, the net carrying value of Wendy’s restaurant segment long-lived assets and intangible assets were $1,177.5 million and $1,342.9 million (which includes $903.0 million associated with Wendy’s non-amortizing trademarks), respectively, and Arby’s restaurant segment long-lived assets and intangible assets were $419.8 million and $32.0 million, respectively.

We review long-lived and amortizing intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We assess the recoverability of property and equipment and finite-lived other intangible assets by comparing the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of the long-lived asset is not recoverable in full on an undiscounted cash flow basis, and impairment is recognized to the extent that the carrying amount exceeds its fair value and is included in “Impairment of the other long-lived assets.”  Our critical estimates in this review process include the anticipated future cash flows of each of Arby’s and Wendy’s Company-owned restaurants used in assessing the recoverability of their respective long-lived assets.

Non-amortizing intangible assets are tested for impairment at least annually by comparing their carrying value to fair value; any excess of carrying value over fair value would represent impairment and a corresponding charge would be recorded.  Our critical estimates in the determination of the fair value of the non-amortizing intangible assets include the anticipated future sales of Company-owned and franchised restaurants and the resulting cash flows.

Arby’s restaurants impairment losses reflect impairment charges resulting from the deterioration in operating performance of certain Company-owned restaurants in 2009, 2008 and 2007. Wendy’s restaurants impairment losses also reflect impairment charges resulting from the same factors in 2009. Those estimates are or were subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment.  Should actual cash flows and our future estimates vary adversely from those estimates we used, we may be required to recognize additional impairment charges in future years.

•	Federal and state income tax uncertainties:

We measure income tax uncertainties in accordance with a two-step process of evaluating a tax position.  We first determine if it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position.  A tax position that meets the more-likely-than-not recognition threshold is then measured, for purposes of financial statement recognition, as the largest amount that has a greater than fifty percent likelihood of being realized upon effective settlement.  With the adoption of this approach, at January 1, 2007 we recognized an increase in our uncertain income tax positions of $4.7 million and an increase in our liability for interest of $0.2 million.  These increases were partially offset by an increase in a deferred income tax benefit of $2.4 million.  The net effect of all these adjustments was a decrease in retained earnings of $2.5 million.  We have unrecognized tax benefits of $20.3 million and $23.6 million, which if resolved favorably would reduce the Company’s tax expense by $13.2 million and $16.3 million, at January 3, 2010 and December 28, 2008, respectively.

We recognize interest accrued related to uncertain tax positions in “Interest expense” and penalties in “General and administrative expenses”.  At January 3, 2010 and December 28, 2008 we had $4.1 million and $4.7 million accrued for the payment of interest and $0.8 million and $1.3 million accrued for penalties, both respectively.

As discussed above in “Liquidity and Capital Resources,” the Company is included in the consolidated return of Wendy’s/Arby’s.  The 2010 and 2009 Wendy’s/Arby’s U.S. Federal income tax years are under examination as part of CAP.  Wendy’s/Arby’s U.S. Federal income tax returns for 2005 to September 29, 2008 are not currently under examination while certain of our state income tax returns and certain of Wendy’s state income tax returns for periods prior to the merger are under examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

•	Allowance for doubtful accounts

Accounts and notes receivable consist primarily of royalty and franchise fee receivables, credit card receivables and rent. Notes receivable (non-current) consists of the notes receivable for franchisee obligations.

The need for an allowance for doubtful accounts on franchise obligations is reviewed on a specific franchisee basis based upon past due balances and the financial strength of the franchisee. If average sales or the financial health of franchisees were to deteriorate, it could result in an increase to the allowance for doubtful accounts related to franchise receivables. In 2009, Arby’s franchisee related accounts receivable and notes receivable and estimated reserves for uncollectibility have increased significantly, and may continue to increase, as a result of the deteriorating financial condition of some of our franchisees.  For the year ended January 3, 2010, we recorded $8.2 million in provision for doubtful accounts of which $7.4 million related to the Arby’s franchises.

•	Accounting for leases

We operate restaurants that are located on sites owned by us and sites leased by us from third parties. At inception, each lease is evaluated to determine whether the lease will be accounted for as an operating or capital lease based on lease terms. When determining the lease term we include option periods for which failure to renew the lease imposes an economic detriment.  The primary penalty to which we are subject is the economic detriment associated with the existence of leasehold improvements which might be impaired if we choose not to exercise the available renewal options.

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight line basis (“Straight-Line Rent”) over the applicable lease terms.  Lease terms are generally for 20 years and, in most cases, provide for rent escalations and renewal options.  The term used for Straight-Line Rent expense is calculated from the date we obtain possession of the leased premises through the expected lease termination date at lease inception. We expense rent from possession date to the restaurant opening date.  There is a period under certain lease agreements referred to as a rent holiday (“Rent Holiday”) that generally begins on the possession date and ends on the rent commencement date. During the Rent Holiday period, no cash rent payments are typically due under the terms of the lease, however, expense is recorded for that period consistent with the Straight-Line Rent policy.

For leases that contain rent escalations, we record the rent payable during the lease term, as determined above, on the straight-line basis over the term of the lease (including the rent holiday period beginning upon our possession of the premises), and record the excess of the Straight-Line Rent over the minimum rents paid as a deferred lease liability included in “Other liabilities.”  Certain leases contain provisions, referred to as contingent rent (“Contingent Rent”), that require additional rental payments based upon restaurant sales volume. Contingent rent is expensed each period as the liability is incurred.

Favorable and unfavorable lease amounts are recorded as components of “Other intangible assets” and “Other liabilities”, respectively, when we purchase restaurants and are amortized to “Cost of sales” – both on a straight-line basis over the remaining term of the leases.  When the expected term of a lease, including early terminations, is determined to be shorter than the original amortization period, the favorable or unfavorable lease balance associated with the lease is adjusted to reflect the revised lease term and a gain or loss recognized.

Management, with the assistance of a valuation firm, makes certain estimates and assumptions regarding each new lease agreement, lease renewal, and lease amendment, including, but not limited to property values, market rents, property lives, discount rates, and probable term, all of which can impact (1) the classification and accounting for a lease as capital or operating, (2) the rent holiday and/or escalations in payment that are taken into consideration when calculating straight-line rent, (3) the term over which leasehold improvements for each restaurant are amortized and (4) the values and lives of favorable and unfavorable leases. These estimates and assumptions may produce materially different amounts of depreciation and amortization, interest and rent expense that would be reported if different assumed lease terms were used.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued guidelines on the consolidation of variable interest entities which alters how a company determines when an entity that is insufficiently capitalized or not controlled through voting interests should be consolidated. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions. The guidance is effective commencing with our 2010 fiscal year. We do not expect adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued amendments to the existing fair value measurements and disclosures guidance which requires new disclosures and clarifies existing disclosure requirements.  The purpose of these amendments is to provide a greater level of disaggregated information as well as more disclosure around valuation techniques and inputs to fair value measurements.  The guidance is effective commencing with our 2010 fiscal year.  We do not expect adoption of this standard to have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Certain statements we make under this Item 7A constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  See “Special Note Regarding Forward-Looking Statements and Projections” in “Part I – Other Information” preceding “Item 1.”

We are exposed to the impact of interest rate changes, changes in commodity prices, changes in the market value of our investments and foreign currency fluctuations primarily related to the Canadian dollar.  In the normal course of business, we employ established policies and procedures to manage our exposure to these changes using financial instruments we deem appropriate.

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit the impact on our earnings and cash flows. Our policy is to maintain a target, over time and subject to market conditions, of between 50% and 75% of “Long-term debt” as fixed rate debt. As of January 3, 2010 our long-term debt, including current portion and excluding the effect of interest rate swaps discussed below, aggregated $1,501.9 million and consisted of $1,035.3 million of fixed-rate debt, $251.5 million of variable-rate debt, and $215.1 million of capitalized lease and sale-leaseback obligations. Our variable interest rate debt consists of term loan borrowings under a variable-rate senior secured term loan facility due through 2012 (the “Credit Agreement”). The term loan borrowings under the Credit Agreement and amounts borrowed under the revolving credit facility included in the Credit Agreement bear interest at the borrowers’ option at either (1) LIBOR (0.25% at January 3, 2010) of not less than 2.75% plus an interest rate margin of 4.5% or (2) the higher of a base rate determined by the administrative agent for the Credit Agreement or the Federal funds rate plus 0.5% (but not less than 3.75%), in either case plus an interest rate margin of 3.5%. The Base Rate option was chosen as of January 3, 2010 with a resulting 7.25% interest rate. Consistent with our policy, we entered into several outstanding interest rate swap agreements (the “Interest Rate Swaps”) during the third quarter of 2009 with notional amounts totaling $361.0 million that swap the fixed rate interest rates on our 6.20% and 6.25% Wendy’s senior notes for floating rates. The Interest Rate Swaps are accounted for as fair value hedges and qualify for the short-cut method under the applicable guidance.  At January 3, 2010, the fair value of our Interest Rate Swaps was $1.6 million and was included in “Deferred costs and other assets” and as an adjustment to the carrying amount of the 6.20% and 6.25% Wendy’s Senior Notes. Our policies prohibit the use of derivative instruments for trading purposes, and we have procedures in place to monitor and control their use. If any portion of the hedge is determined to be ineffective, any changes in fair value would be recognized in our results of operations.

Commodity Price Risk

In our restaurants segments, we purchase certain food products, such as beef, poultry, pork and cheese, that are affected by changes in commodity prices and, as a result, we are subject to variability in our food costs.  While price volatility can occur, which would impact profit margins, there are generally alternative suppliers available. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate.  Management monitors our exposure to commodity price risk.

Arby’s does not enter into financial instruments to hedge commodity prices or hold any significant inventories of these commodities. In order to ensure favorable pricing for its major food products, as well as maintain an adequate supply of fresh food products, we are members of a purchasing cooperative along with our franchisees that negotiates contracts with approved suppliers on behalf of the Arby's system.  These contracts establish pricing arrangements, and historically have limited the variability of these commodity costs, but do not establish any firm purchase commitments by us or our franchisees.

During 2009, Wendy’s employed various purchasing and pricing contract techniques in an effort to minimize volatility. Generally these techniques included setting fixed prices with suppliers generally for one year or less, and setting in advance the price for products to be delivered in the future by having the supplier enter into forward arrangements (sometimes referred to as “buying forward”).” In 2010, Wendy’s, along with our franchisees, became members of a purchasing cooperative established in the fourth quarter of 2009 that negotiates contracts with approved suppliers on behalf of the Wendy's system in order to ensure favorable pricing for its major food products, as well as maintain an adequate supply of fresh food products. The purchasing contracts which established pricing arrangements, and historically have limited the variability of these commodity costs but do not establish any firm purchase commitments by us or our franchisees, were transferred to the purchasing cooperative in January 2010.

Foreign Currency Risk

Our primary exposures to foreign currency risk are primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for our Canadian operations. Exposure outside of North America is limited to the effect of rate fluctuations on royalties paid by franchisees.  To a more limited extent, we have exposure to foreign currency risk relating to our investments in certain investment limited partnerships and similar investment entities that hold foreign securities and a total return swap with respect to a foreign equity security.  We monitor these exposures and periodically determine our need for the use of strategies intended to lessen or limit our exposure to these fluctuations.  We have exposure to (1) our investment in a joint venture with Tim Hortons, Inc. (“THI”), (2) investments in a Canadian subsidiary, and (3) export revenues and related receivables denominated in foreign currencies which are subject to foreign currency fluctuations.  Wendy’s is a partner in a Canadian restaurant real estate joint venture with THI (“TimWen”). Wendy’s 50% share of TimWen is accounted for using the Equity Method. Our Canadian subsidiary exposures relate to its restaurants and administrative operations. The exposure to Canadian dollar exchange rates on the Company’s cash flows primarily includes imports paid for by Canadian operations in U.S. dollars and payments from the Company’s Canadian operations to the Company’s U.S. operations in U.S. dollars, and to a lesser extent royalties paid by Canadian franchisees. Revenues from foreign operations for the year ended January 3, 2010 represented 9% of our total franchise revenues and 7% of our total revenues. For the year ended December 28, 2008, the same percentages were 7% and 3%, respectively. Accordingly, an immediate 10% change in foreign currency exchange rates versus the United States dollar from their levels at January 3, 2010 and December 28, 2008 would not have a material effect on our consolidated financial position or results of operations.

Overall Market Risk

Our overall market risk as of January 3, 2010 includes cash equivalents, a cost investment and our equity investment in TimWen. As of January 3, 2010 and December 28, 2008, these investments were classified in our consolidated balance sheets as follows (in millions):

	Year End
	2009	2008
Cash equivalents included in “Cash and cash equivalents”	$237.7	$9.5
Current restricted cash equivalents	1.1	20.8
Non-current restricted cash equivalents	5.4	6.5
Non-current investments	102.1	96.5
	$346.3	$133.3

Our cash equivalents are short-term, highly liquid investments with maturities of three months or less when acquired and consisted principally of cash in bank, money market and mutual fund money market accounts, and are primarily not in Federal Deposit Insurance Corporation (“FDIC”) insured accounts, $6.5 million of which was restricted as of January 3, 2010.

At January 3, 2010 our investments were classified in the following general types or categories (in millions):

			Carrying Value
Type	At Cost	At Fair Value (a)	Amount	Percent
Cash equivalents	$237.7	$237.7	$237.7	68.6%
Current and non-current restricted cash equivalents	6.5	6.5	6.5	1.9%
Other non-current investments accounted for at:
Equity	89.0	97.5	97.5	28.2%
Cost	4.6	6.0	4.6	1.3%
	$337.8	$347.7	$346.3	100.0%
_______________
(a)	There was no assurance at January 3, 2010 that we would have been able to sell certain of these investments at these amounts.

At December 28, 2008 our investments were classified in the following general types or categories (in millions):

			Carrying Value
Type	At Cost	At Fair Value (a)	Amount	Percent
Cash equivalents	$9.5	$9.5	$9.5	7.1%
Current and non-current restricted cash equivalents	27.3	27.3	27.3	20.5%
Other non-current investments accounted for at:
Equity	88.0	90.0	90.0	67.5%
Cost	6.5	6.5	6.5	4.9%
	$131.3	$133.3	$133.3	100.0%

_______________
(a)	There was no assurance at December 28, 2008 that we would have been able to sell certain of these investments at these amounts.

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

Sensitivity Analysis

Our estimate of market risk exposure is presented for each class of financial instruments held by us at January 3, 2010 and December 28, 2008 for which an immediate adverse market movement would cause a potential material impact on our financial position or results of operations. We believe that the adverse market movements described below represent the hypothetical loss to our financial position or our results of operations and do not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. As of January 3, 2010, we did not hold any market-risk sensitive instruments which were entered into for trading purposes.  As such, the table below reflects the risk for those financial instruments entered into as of January 3, 2010 and December 28, 2008 based upon assumed immediate adverse effects as noted below (in millions):

	Year End 2009
	Carrying Value	Interest Rate Risk	Equity Price Risk	Foreign Currency Risk
Cash equivalents	$237.7	$-	$-	$-
Current and non-current restricted cash equivalents	6.5	-	-	-
Interest Rate Swaps	1.6	(5.6)	-	-
Equity investment	97.5	-	(9.8)	(9.8)
Cost investment	4.6	(0.1)	(0.8)	-
Long-term debt, excluding capitalized lease and sale-leaseback obligations-variable rate	(251.5)	(5.3)	-	-
Long-term debt, excluding capitalized lease and sale-leaseback obligations-fixed rate	(1,035.3)	(36.6)	-	-

	Year End 2008
	Carrying Value	Interest Rate Risk	Equity Price Risk	Foreign Currency Risk
Cash equivalents	$9.5	$-	$-	$-
Current and non-current restricted cash equivalents	27.3	-	-	-
Equity investments	90.0	-	(9.0)	(9.0)
Cost investments	6.5	-	0.7	-
Long-term debt, excluding capitalized lease and sale-leaseback obligations-variable rate	(385.0)	(11.9)	-	-
Long-term debt, excluding capitalized lease and sale-leaseback obligations-fixed rate	(474.0)	(60.6)	-	-

The sensitivity analysis of financial instruments held at January 3, 2010 and December 28, 2008 assumes (1) an instantaneous one percentage point adverse change in market interest rates, (2) an instantaneous 10% adverse change in the equity markets in which we are invested and (3) an instantaneous 10% adverse change in the foreign currency exchange rates versus the United States dollar, each from their levels at January 3, 2010 and December 28, 2008, respectively, and with all other variables held constant.  The equity price risk reflects the impact of a 10% decrease in the carrying value of our equity securities, including those in “Cost investments” in the tables above.  The sensitivity analysis also assumes that the decreases in the equity markets and foreign exchange rates are other than temporary.  We have not reduced the equity price risk for available-for-sale investments and cost investments to the extent of unrealized gains on certain of those investments, which would limit or eliminate the effect of the indicated market risk on our results of operations and, for cost investments, our financial position.

Our cash equivalents and restricted cash equivalents included $237.7 million and $6.5 million, respectively, as of January 3, 2010 of bank money market accounts and interest-bearing brokerage and bank accounts which are all investments with a maturity of three months or less when acquired and are designed to maintain a stable value.

  As of January 3, 2010, we had amounts of both fixed-rate debt and variable-rate debt. On the fixed-rate debt, the interest rate risk presented with respect to our long-term debt, excluding capitalized lease and sale-leaseback obligations, primarily relates to the potential impact a decrease in interest rates of one percentage point has on the fair value of our $1,035.3 million of fixed-rate debt and not on our financial position or our results of operations. However, as discussed above under “Interest Rate Risk,” we have interest rate swap agreements on a portion of our fixed-rate debt.  The interest rate risk of our fixed-rate debt presented in the tables above exclude the effect of the $361.0 million for which we designated interest rate swap agreements as fair value hedges for the terms of the swap agreements.  As interest rates decrease, the fair market values of the interest rate swap agreements increase.  The interest rate risks presented with respect to the interest rate swap agreements represent the potential impact the indicated change has on our results of operations. On the variable-rate debt, the interest rate risk presented with respect to our long-term debt, excluding capitalized lease and sale-leaseback obligations, represents the potential impact an increase in interest rates of one percentage point has on our results of operations related to our $251.5 million of variable-rate long-term debt outstanding as of January 3, 2010. Our variable-rate long-term debt outstanding as of January 3, 2010 had a weighted average remaining maturity of approximately two years.

Item 8.                                     Financial Statements and Supplementary Data

Defined Term	Footnote Where Defined
401(k) Plans	(13)	Retirement Benefit Plans
Advertising Funds	(18)	Advertising Costs and Funds
AFA	(6)	Long-Term Debt
Affiliate Lease Guarantees	(15)	Guarantees and Other Commitments and Contingencies
Amended Revolver	(6)	Long-Term Debt
Amended Term Loan	(6)	Long-Term Debt
Arby's	(1)	Summary of Significant Accounting Policies
ARG	(1)	Summary of Significant Accounting Policies
As Adjusted	(2)	Acquisitions and Dispositions
Bakery	(13)	Retirement Benefit Plans
Black-Scholes Model	(1)	Summary of Significant Accounting Policies
CAP	(9)	Income Taxes
Capitalized Lease Obligations	(6)	Long-Term Debt
Carrying Value Difference	(1)	Summary of Significant Accounting Policies
Class A Options	(10)	Share-Based Compensation
Class B Options	(10)	Share-Based Compensation
Closing Date	(1)	Summary of Significant Accounting Policies
Company	(1)	Summary of Significant Accounting Policies
Company’s Derivative Instruments	(1)	Summary of Significant Accounting Policies
Contingent Rent	(1)	Summary of Significant Accounting Policies
Conversion	(10)	Share-Based Compensation
Co-op Agreement	(16)	Transactions with Related Parties
Cost Method	(1)	Summary of Significant Accounting Policies
Credit Agreement	(6)	Long-Term Debt
Debentures	(6)	Long-Term Debt
Equity Investment	(1)	Summary of Significant Accounting Policies
Equity Method	(1)	Summary of Significant Accounting Policies
Equity Plans	(10)	Share-Based Compensation
FASB	(1)	Summary of Significant Accounting Policies
Foundation	(16)	Transactions with Related Parties
GAAP	(1)	Summary of Significant Accounting Policies
Guarantors	(6)	Long-Term Debt
Indenture	(6)	Long-Term Debt
Interest Rate Swaps	(6)	Long-Term Debt
IRS	(9)	Income Taxes
Lease Guarantees	(15)	Guarantees and Other Commitments and Contingencies
LIBOR	(7)	Derivative Instruments
Other Than Temporary Losses	(1)	Summary of Significant Accounting Policies
Package Options	(10)	Share-Based Compensation
Parent	(21)	Guarantor/Non-Guarantor
QSCC	(16)	Transactions with Related Parties
Rent Holiday	(1)	Summary of Significant Accounting Policies
Restricted Shares	(10)	Share-Based Compensation
RSAs	(10)	Share-Based Compensation
RSUs	(10)	Share-Based Compensation
RTM	(11)	Facilities Relocation and Restructuring
RTM Acquisition	(15)	Guarantees and Other Commitments and Contingencies
Sale-Leaseback Obligations	(6)	Long-Term Debt
Scioto	(21)	Guarantor/Non-Guarantor
Senior Notes	(6)	Long-Term Debt
SERP	(13)	Retirement Benefit Plans
Straight-Line Rent	(1)	Summary of Significant Accounting Policies
Syrup	(15)	Guarantees and Other Commitments and Contingencies
Term Loan Swap Agreements	(7)	Derivative Instruments
THI	(1)	Summary of Significant Accounting Policies
TimWen	(1)	Summary of Significant Accounting Policies
Triarc	(1)	Summary of Significant Accounting Policies
Trustee	(6)	Long-Term Debt
Uncertain Tax Positions	(1)	Summary of Significant Accounting Policies
Union Pension Fund	(13)	Retirement Benefit Plans

We	(1)	Summary of Significant Accounting Policies
Wendy’s	(1)	Summary of Significant Accounting Policies
Wendy’s/Arby’s	(1)	Summary of Significant Accounting Policies
Wendy’s/Arby’s Restaurants	(1)	Summary of Significant Accounting Policies
Wendy’s Merger	(1)	Summary of Significant Accounting Policies
Wendy’s Plans	(10)	Share-Based Compensation
Wendy’s Pension Plans	(13)	Retirement Benefit Plans
Wendy’s Revolver	(6)	Long-Term Debt

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
Wendy’s/Arby’s Restaurants, LLC
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Wendy’s/Arby’s Restaurants, LLC and subsidiaries (a wholly owned subsidiary of Wendy’s/Arby’s Group, Inc.) (the “Company”) as of January 3, 2010 and December 28, 2008, and the related consolidated statements of operations, invested equity, and cash flows for each of the three years in the period ended January 3, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2010 and December 28, 2008, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 18, 2010

Item 8. Financial Statements and Supplementary Data

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Information)

	January 3,	December 28,
	2010	2008
ASSETS
Current assets:
Cash and cash equivalents	$538,864	$63,080
Restricted cash equivalents	1,114	20,792
Accounts and notes receivable	87,607	91,347
Inventories	23,024	24,647
Prepaid expenses and other current assets	26,723	23,650
Deferred income tax benefit	47,556	28,337
Advertising funds restricted assets	80,476	81,139
Total current assets	805,364	332,992
Restricted cash equivalents	5,352	6,462
Investments	102,140	96,523
Properties	1,607,858	1,754,920
Goodwill	886,296	859,052
Other intangible assets	1,392,883	1,411,420
Deferred costs and other assets	63,997	40,969
Total assets	$4,863,890	$4,502,338

LIABILITIES AND INVESTED EQUITY
Current liabilities:
Current portion of long-term debt	$16,178	$29,537
Accounts payable	95,839	135,245
Accrued expenses and other current liabilities	268,181	230,763
Advertising funds restricted liabilities	80,476	81,139
Total current liabilities	460,674	476,684
Long-term debt	1,485,732	1,060,150
Due to Wendy’s/Arby’s	42,915	11,785
Deferred income	13,195	16,860
Deferred income taxes	502,979	526,658
Other liabilities	160,488	155,426
Commitments and contingencies
Invested equity:
Member interest, $0.01 par value; 1,000 shares authorized, one share issued and outstanding	-	-
Other capital	2,854,775	2,958,921
Accumulated deficit	(496,862)	(506,511)
Advances to Wendy’s/Arby’s	(155,000)	(155,000)
Accumulated other comprehensive loss	(5,006)	(42,635)
Total invested equity	2,197,907	2,254,775
Total liabilities and invested equity	$4,863,890	$4,502,338

See accompanying notes to consolidated financial statements.

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007
Revenues:
Sales	$3,198,348	$1,662,291	$1,113,436
Franchise revenues	382,487	160,470	86,981
	3,580,835	1,822,761	1,200,417
Costs and expenses:
Cost of sales	2,728,480	1,415,530	894,450
General and administrative	442,686	213,161	136,848
Depreciation and amortization	188,506	85,058	56,909
Goodwill impairment	-	460,075	-
Impairment of other long-lived assets	79,956	9,580	2,623
Facilities relocation and restructuring	8,016	3,221	652
Other operating expense, net	3,239	652	263
	3,450,883	2,187,277	1,091,745

Operating profit (loss)	129,952	(364,516)	108,672

Interest expense	(125,392)	(66,925)	(59,224)
Other (expense) income, net	(2,973)	3,234	3,380
Income (loss) from continuing operations before income taxes	1,587	(428,207)	52,828
Benefit from (provision for) income taxes	8,062	63,121	(19,985)
Income (loss) from continuing operations	9,649	(365,086)	32,843
Loss from discontinued operations, net of income taxes	-	-	(149)
Net income (loss)	$9,649	$(365,086)	$32,694

See accompanying notes to consolidated financial statements.

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INVESTED EQUITY
(In Thousands)

					Accumulated Other Comprehensive Income
	Member Interest	Other Capital	Accumulated Deficit	Advances to Wendy’s/ Arby’s	Unrealized Gain (Loss) on Cash Flow Hedges	Currency Translation Adjustment	Unrecognized Pension Loss	Total
Balance at December 31, 2006	$ -	$ 326,681	$ (171,582)	$ -	$ 1,543	$ 18	$ (211)	$ 156,449
Cumulative effect of change in accounting for uncertainty in income taxes	-	-	(2,537)	-	-	-	-	(2,537)
Comprehensive income:
Net income	-	-	32,694	-	-	-	-	32,694
Change in unrealized loss on cash flow hedges	-	-	-	-	(1,696)	-	-	(1,696)
Foreign currency translation adjustment	-	-	-	-	-	671	-	671
Recovery of unrecognized pension loss	-	-	-	-	-	-	27	27
Comprehensive income				-				29,159
Cash dividends to Parent	-	(37,000)	-	-	-	-	-	(37,000)
Share-based compensation expense	-	5,054	-	-	-	-	-	5,054
Balance at December 30, 2007	-	294,735	(141,425)	-	(153)	689	(184)	153,662
Wendy’s International Inc. merger consideration, net of tax benefits	-	2,509,813	-	-	-	-	-	2,509,813
Comprehensive loss:
Net loss	-	-	(365,086)	-	-	-	-	(365,086)
Change in unrealized loss on cash flow hedges	-	-	-	-	153	-	-	153
Foreign currency translation adjustment	-	-	-	-	-	(43,002)	-	(43,002)
Unrecognized pension loss	-	-	-	-	-	-	(138)	(138)
Comprehensive loss								(408,073)
Advances to Parent	-	-	-	(155,000)	-	-	-	(155,000)
Capital contributions from Parent	-	150,177	-	-	-	-	-	150,177
Share-based compensation expense	-	8,770	-	-	-	-	-	8,770
Other	-	(4,574)	-	-	-	-	-	(4,574)
Balance at December 28, 2008	-	2,958,921	(506,511)	(155,000)	-	(42,313)	(322)	2,254,775
Comprehensive income:
Net income	-	-	9,649	-	-	-	-	9,649
Foreign currency translation adjustment	-	-	-	-	-	37,617	-	37,617
Comprehensive income	-	-	-	-	-	-	-	47,266
Cash dividends to Parent	-	(115,000)	-	-	-	-	-	(115,000)
Share-based compensation expense	-	13,570	-	-	-	-	-	13,570
Other	-	(2,716)	-	-	-	-	12	(2,704)
Balance at January 3, 2010	$ -	$ 2,854,775	$ (496,862)	$ (155,000)	$ -	$ (4,696)	$ (310)	$ 2,197,907

See accompanying notes to consolidated financial statements.

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007
Cash flows from continuing operating activities:
Net income (loss)	$9,649	$(365,086)	$32,694
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Depreciation and amortization	188,506	85,058	56,909
Impairment of other long-lived assets	79,956	9,580	2,623
Tax sharing payable to Wendy’s/Arby’s, net	40,413	-	-
Tax sharing payments to Wendy’s/Arby’s	(10,417)	(17,000)	-
Write-off and amortization of deferred financing costs	15,796	3,753	1,999
Distributions received from joint venture	14,583	2,864	-
Share-based compensation provision	13,570	8,770	5,054
Non-cash rent expense	12,618	3,103	599
Accretion of long-term debt	10,400	2,452	179
Provision for doubtful accounts	8,169	670	631
Deferred income tax benefit, net	(68,541)	(62,723)	(8,681)
Other operating transactions with Wendy’s/Arby’s	14,114	5,263	24,957
Equity in earnings in joint venture	(8,499)	(1,974)	-
Net recognition of vendor incentive	(791)	(6,459)	(990)
Goodwill impairment	-	460,075	-
Other, net	5,553	4,352	(3,846)
Changes in operating assets and liabilities:
Accounts and notes receivable	(7,679)	(1,367)	(356)
Inventories	1,879	(140)	(987)
Prepaid expenses and other current assets	1,121	19,800	(14,471)
Accounts payable, accrued expenses, and other current liabilities	1,281	(50,026)	12,618
Net cash provided by continuing operating activities	321,681	100,965	108,932
Cash flows from continuing investing activities:
Capital expenditures	(101,914)	(105,924)	(72,883)
Proceeds from dispositions	10,882	1,322	878
Cost of acquisitions, less cash acquired	(2,357)	(9,622)	(4,094)
Increase in cash from merger with Wendy’s	-	199,785	-
Other, net	192	(129)	48
Net cash (used in) provided by continuing investing activities	(93,197)	85,432	(76,051)
Cash flows from continuing financing activities:
Proceeds from long-term debt	607,507	17,753	23,060
Repayments of notes payable and long-term debt	(209,482)	(175,521)	(14,292)
Deferred financing costs	(38,399)	-	(4,517)
Capital contributions from Wendy’s/Arby’s	-	150,177	-
Dividends to Wendy’s/Arby’s	(115,000)	-	(37,000)
Advances to Wendy’s/Arby’s	-	(155,000)	-
Other, net	-	(659)	-
Net cash provided by (used in) continuing financing activities	244,626	(163,250)	(32,749)
Net cash provided by continuing operations before effect of exchange rate changes on cash	473,110	23,147	132
Effect of exchange rate changes on cash	2,725	(4,123)	-
Net cash provided by continuing operations	475,835	19,024	132
Net cash used in operating activities of discontinued operations	(51)	-	(285)
Net increase (decrease) in cash and cash equivalents	475,784	19,024	(153)
Cash and cash equivalents at beginning of year	63,080	44,056	44,209
Cash and cash equivalents at end of year	$538,864	$63,080	$44,056

See accompanying notes to consolidated financial statements.

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In Thousands)

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007

Supplemental disclosures of cash flow information:
Cash paid during the year in continuing operations for:
Interest	$84,085	$60,446	$56,502
Income taxes, net of refunds	$9,529	$3,130	$4,151
Supplemental schedule of non-cash investing and financing activities:
Total capital expenditures	$108,284	$114,354	$87,349
Cash capital expenditures	(101,914)	(105,924)	(72,883)
Non-cash capitalized lease and certain sales-leaseback obligations	$6,370	$8,430	$14,466

Non-cash transactions:
Value of equity consideration issued in merger with Wendy’s
Common stock	$-	$2,476,197	$-
Stock options	$-	$18,296	$-
Assumption of debt	$-	$553,438	$-

See accompanying notes to consolidated financial statements.

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

(1) Summary of Significant Accounting Policies

Corporate Structure

Wendy’s/Arby’s Restaurants, LLC (“Wendy’s/Arby’s Restaurants” and, together with its subsidiaries, the “Company”, “we”, “us” or “our”), is a wholly-owned subsidiary holding company of Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s”).  On September 29, 2008 (the “Closing Date”), Wendy’s/Arby’s (formerly Triarc Companies, Inc. or “Triarc”) completed the merger (the “Wendy’s Merger”) with Wendy’s International Inc. (“Wendy’s”). The principal wholly-owned subsidiaries of Wendy’s/Arby’s Restaurants as of January 3, 2010 are Wendy’s and Arby’s Restaurant Group, Inc. (“ARG” or “Arby’s”) and their subsidiaries. Wendy’s and Arby’s are the owners and franchisors of the Wendy’s® and Arby’s® restaurant systems. Wendy’s/Arby’s Restaurants’ was formed in October 2008 and its sole asset at formation consisted of the contribution by Wendy’s/Arby’s of its investment in Wendy’s.  In 2009, Wendy’s/Arby’s contributed its longstanding investment in ARG to Wendy’s/Arby’s Restaurants. Wendy’s/Arby’s Restaurants has no operations other than those of Wendy’s and Arby’s and their respective subsidiaries.

Nature of operations

The Company’s restaurant operations comprise two business segments: Arby’s restaurants and Wendy’s restaurants subsequent to the Wendy’s Merger on September 29, 2008.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated financial statements present the historical results of Wendy’s and Arby’s as if Wendy’s/Arby’s Restaurants had existed as a separate legal entity by the beginning of the earliest period presented.  Accordingly, the consolidated financial statements include the results of Wendy’s and Arby’s beginning from their time of ownership by Wendy’s/Arby’s. Therefore, the consolidated financial statements include the accounts of Wendy’s subsequent to the Closing Date.

The Company participates in three national advertising funds established to collect and administer funds contributed for use in advertising and promotional programs for Company-owned and franchised stores. The revenue, expenses and cash flows of all such advertising funds are not included in the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows because the contributions to these advertising funds are designated for specific purposes, and the Company acts as an, in substance, agent with regard to these contributions. The assets and liabilities of these funds are reported as “Advertising funds restricted assets” and “Advertising funds restricted liabilities.”

All intercompany balances and transactions have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates.

Fiscal year

Our fiscal reporting periods consist of 53 or 52 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended January 3, 2010” or “2009”, which consisted of 53 weeks, (2) “the year ended December 28, 2008” or “2008” and (3) “the year ended December 31, 2007” or “2007” both of which consisted of 52 weeks.

Cash equivalents

All highly liquid investments with a maturity of three months or less when acquired are considered cash equivalents. The Company’s cash equivalents principally consist of cash in bank, money market and mutual fund money market accounts and are primarily not in Federal Deposit Insurance Corporation insured accounts.

We believe that our vulnerability to risk concentrations in our cash equivalents is mitigated by (1) our policies restricting the eligibility, credit quality and concentration limits for our placements in cash equivalents and (2) insurance from the Securities Investor Protection Corporation of up to $500 per account as well as supplemental private insurance coverage maintained by substantially all of our brokerage firms, to the extent our cash equivalents are held in brokerage accounts.

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

Accounts and notes receivable

  Accounts and notes receivable consist primarily of royalty and franchise fee receivables, credit card receivables and rents, principally due from franchisees. The need for an allowance for doubtful accounts is reviewed on a specific identification basis based upon past due balances and the financial strength of the obligor.

Inventories

The Company’s inventories are stated at the lower of cost or market, with cost determined in accordance with the first-in, first-out method, and consist primarily of restaurant food items, kids’ meal toys and paper supplies.

Investments

The Company’s investment in which we have significant influence over the investee (“Equity Investment”), which pertains to our 50% share in a partnership in a Canadian restaurant real estate joint venture (“TimWen”) with Tim Hortons Inc. (“THI”), is accounted for in accordance with the “Equity Method” of accounting under which our results of operations include our share of the income or loss of the investee.  The Company’s investment in which we do not have significant influence over the investee is recorded at cost (the “Cost Method”), with related realized gains and losses reported as income or loss in the period in which the security is sold or otherwise disposed.

The difference, if any, between the carrying value of the Company’s investment in TimWen and its underlying equity in the net assets of the investee (the “Carrying Value Difference”) is accounted for as if the investee were a consolidated subsidiary.  Accordingly, the Carrying Value Difference is amortized over the estimated lives of the assets of the investee to which such difference would have been allocated if the Equity Investment were a consolidated subsidiary.

The Company reviews its investments and recognizes investment losses currently for any unrealized losses deemed to be other than temporary (“Other Than Temporary Losses”).  These investment losses are recognized as a component of net (loss) income.  The Company considers such factors as the length of time the market value of an investment has been below its carrying value, the severity of the decline, the financial condition of the investee and the prospect for future recovery in the market value of the investment, including the Company’s ability and intent to hold the investments for a period of time sufficient for a forecasted recovery. The cost-basis component of investments represents original cost less a permanent reduction for any unrealized losses that were deemed to be other than temporary.

Properties and depreciation and amortization

Properties are stated at cost, including internal costs of employees to the extent such employees are dedicated to specific restaurant construction projects, less accumulated depreciation and amortization.  Depreciation and amortization of properties is computed principally on the straight-line basis using the following estimated useful lives of the related major classes of properties:  1 to 15 years for office and restaurant equipment, 5 to 15 years for transportation equipment, 7 to 30 years for buildings and 7 to 20 years for owned site improvements.  Leased assets capitalized and leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases, including periods covered by renewal options that the Company believes it is reasonably assured of exercising.

The Company reviews its properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  If such review indicates an asset group may not be recoverable, an impairment loss is recognized for the excess of the carrying amount over the fair value of an asset group to be held and used or over the fair value less cost to sell of an asset to be disposed.  Asset groups are primarily comprised of our individual restaurant properties.

Goodwill

The Company operates in two business segments consisting of two restaurant brands: (1) Wendy’s restaurant operations and (2) Arby’s restaurant operations. Each segment includes Company-owned restaurants and franchise reporting units which are considered to be separate reporting units for purposes of measuring goodwill impairment. Substantially all goodwill at January 3, 2010 and December 28, 2008 was associated with our franchise reporting units.  Goodwill, representing the excess of the cost of an acquired entity over the fair value of the acquired net assets, is not amortized. The Company tests goodwill for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired, by comparing the fair value of each reporting unit, using both discounted cash flows and market multiples based on earnings, to the carrying value to determine if there is an indication that a potential impairment may exist.

If we determine that an impairment may exist, we then measure the amount of the impairment loss as the excess, if any, of the carrying amount of the goodwill over its implied fair value. In determining the implied fair value of the reporting unit’s goodwill, the Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit as if the unit had been acquired in a

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  The excess of the fair value of the unit over the amounts assigned to the assets and liabilities is the implied fair value of goodwill.  If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Our fair value estimates are subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment.  Should actual cash flows and our future estimates vary adversely from those estimates we use, we may be required to recognize additional goodwill impairment charges in future years.

Other intangible assets and deferred costs

Amortizing intangible assets are amortized on the straight-line basis using the following estimated useful lives of the related classes of intangibles: the terms of the respective leases, including periods covered by renewal options that the Company is reasonably assured of exercising, for favorable leases; 19 to 21 years for franchise agreements; 1 to 5 years for costs of computer software; 20 years for reacquired rights under franchise agreements; 20 years for trademarks with a definite life and distribution rights; and 3 to 8 years for non-compete agreements. Trademarks acquired in the Wendy’s Merger have an indefinite life and are not amortized.

The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Indefinite lived intangible assets are also reviewed for impairment annually.  If such review indicates the intangible asset may not be recoverable, an impairment loss is recognized for the excess of the carrying amount over the fair value of the intangible asset.

Deferred financing costs are amortized as interest expense over the lives of the respective debt using the interest rate method.

Derivative instruments

The Company’s derivative instruments are recorded at fair value (the “Company’s Derivative Instruments”). Changes in fair value of the Company’s Derivative Instruments that have been designated as fair value hedging instruments are recorded as an adjustment to the underlying debt balance being hedged to the extent of the effectiveness of such hedging instruments.  Changes in fair value of the Company’s Derivative Instruments that have been designated as cash flow hedging instruments are included in the “Unrealized gain (loss) on cash flow hedges” component of “Accumulated other comprehensive income (loss)” to the extent of the effectiveness of such hedging instruments.  Any ineffective portion of the change in fair value of the designated hedging instruments is included in results of operations.

Share-Based Compensation

The Company has not granted any member interests as share-based compensation; however, Wendy’s/Arby’s has granted share-based compensation to certain employees of the Company under several equity plans of Wendy’s/Arby’s.  The Company has recorded such share-based compensation as capital contributions from Wendy’s/Arby’s. Wendy’s/Arby’s and the Company measure the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options and restricted stock, based on the fair value of the award at the date of grant.  Wendy’s/Arby’s and the Company recognize share-based compensation expense net of estimated forfeitures, determined based on historical experience. Wendy’s/Arby’s and the Company use (1) the Black-Scholes-Merton option pricing model (the “Black-Scholes Model”) for purposes of determining the fair value of stock options granted and (2) recognizes compensation costs ratably over the requisite service period for each separately vesting portion of the award.

Foreign currency translation

At January 3, 2010, substantially all of the Company’s foreign operations were in Canada where the functional currency is the Canadian dollar.  Financial statements of foreign subsidiaries are prepared in their functional currency then translated into United States dollars. Assets and liabilities are translated at the exchange rate as of the balance sheet date and revenues, costs, and expenses are translated at a monthly average exchange rate.  Net gains or losses resulting from the translation adjustment are charged or credited directly to the “Foreign currency translation adjustment” component of “Accumulated other comprehensive income (loss).”

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

Income taxes

We record income tax liabilities based on known obligations and estimates of potential obligations.  A deferred tax asset or liability is recognized whenever there are future tax effects from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss, capital loss, and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the years in which those differences are expected to be recovered or settled.  When considered necessary, we record a valuation allowance to reduce the carrying amount of deferred tax assets if it is more likely than not all or a portion of the asset will not be realized.

We apply a recognition threshold and measurement attribute for financial statement recognition and measurement of potential tax benefits associated with tax positions taken or expected to be taken in income tax returns (“Uncertain Tax Positions”).  A two-step process of evaluating a tax position is followed, whereby we first determine if it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  A tax position that meets the more-likely-than-not recognition threshold is then measured for purposes of financial statement recognition as the largest amount of benefit that is greater than 50 percent likely of being realized upon being effectively settled.  The Company adopted this new accounting guidance related to Uncertain Tax Positions on January 1, 2007.  As a result of adoption, the Company recorded a reduction of retained earnings of $2,537 as of the beginning of 2007.

Interest accrued for Uncertain Tax Positions is charged to “Interest expense”.  Penalties accrued for Uncertain Tax Positions are charged to “General and administrative”.

The Company is included in the consolidated Federal and certain state income tax returns of Wendy’s/Arby’s.  Wendy’s/Arby’s files a consolidated Federal income tax return, which includes its principal corporate subsidiaries.  As a result of the Wendy’s Merger, which was treated as a reverse acquisition for Federal income tax purposes, Wendy’s/Arby’s became part of the Wendy’s consolidated group for Federal income tax reporting purposes with Wendy’s/Arby’s as its new parent.  As a result, Wendy’s/Arby’s had a short taxable year in 2008 ending on the date of the Wendy’s Merger.

 Revenue recognition

“Sales” includes revenues recognized upon delivery of food to the customer at company-owned restaurants, and revenues for shipments of bakery items and kid’s meal promotional items to our franchisees and others. “Sales” excludes sales taxes collected from the Company’s customers.

“Franchise revenues” include royalties, franchise fees, and rental income. Royalties from franchised restaurants are based on a percentage of net sales of the franchised restaurant and are recognized as earned.  Initial franchise fees are recorded as deferred income when received and are recognized as revenue when a franchised restaurant is opened since all material services and conditions related to the franchise fee have been substantially performed by the Company upon the restaurant opening.  Renewal franchise fees are recognized as revenue when the license agreements are signed and the fee is paid since there are no material services and conditions related to the renewal franchise fee.  Franchise commitment fee deposits are forfeited and recognized as revenue upon the termination of the related commitments to open new franchised restaurants.  Rental income from locations owned by the Company and leased to franchisees is recognized on a straight-line basis over the respective operating lease terms.

Vendor incentives

The Company receives incentives from its vendors. These incentives are recognized as earned and are generally classified as a reduction of “Cost of Sales.”

Advertising costs

The Company incurs various advertising costs, including contributions to certain advertising cooperatives based upon a percentage of net sales by Company-owned restaurants.  All advertising costs are expensed as incurred, with the exception of media development costs that are expensed beginning in the month that the advertisement is first communicated, and are included in “Cost of sales”.

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

Self- insurance

We are self-insured for most domestic workers’ compensation, health care claims, general liability and automotive liability losses. We provide for our estimated cost to settle both known claims and claims incurred but not yet reported.  Liabilities associated with these claims are estimated, in part, by considering the frequency and severity of historical claims, both specific to us as well as industry-wide loss experience, and other actuarial assumptions. We determine casualty insurance obligations with the assistance of actuarial firms. Since there are many estimates and assumptions involved in recording insurance liabilities, and in the case of workers’ compensation, a significant period of time before ultimate resolution of claims, differences between actual future events and prior estimates and assumptions could result in adjustments to these liabilities.

Leases

We operate restaurants that are located on sites owned by us and sites leased by us from third parties.   At inception, each lease is evaluated to determine whether the lease will be accounted for as an operating or capital lease based on lease terms. When determining the lease term, we include option periods for which failure to renew the lease imposes a significant economic detriment.  The primary penalty to which we may be subject is the economic detriment associated with the existence of unamortized leasehold improvements which might be impaired if we choose not to exercise the available renewal options.

For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight line basis (“Straight-Line Rent”) over the applicable lease terms.  Lease terms are generally for 20 years and, in most cases, provide for rent escalations and renewal options.  The term used for Straight-Line Rent expense is calculated from the date we obtain possession of the leased premises through the expected lease termination date at lease inception. We expense rent from possession date to the restaurant opening date. There is a period under certain lease agreements referred to as a rent holiday (“Rent Holiday”) that generally begins on the possession date and ends on the rent commencement date. During the Rent Holiday period, no cash rent payments are typically due under the terms of the lease, however, expense is recorded for that period on a straight line basis consistent with the Straight-Line Rent policy.

For leases that contain rent escalations, we record the rent payable during the lease term, as determined above, on the straight-line basis over the term of the lease (including the rent holiday period beginning upon our possession of the premises), and record the excess of the Straight-Line Rent over the minimum rents paid as a deferred lease liability included in “Other liabilities.” Certain leases contain provisions, referred to as contingent rent (“Contingent Rent”), that require additional rental payments based upon restaurant sales volume. Contingent rent is expensed each period as the liability is incurred.

Favorable and unfavorable lease amounts, when we purchase restaurants, are recorded as components of “Other intangible assets” and “Other liabilities”, respectively, and are amortized to “Cost of sales” – both on a straight-line basis over the remaining term of the leases.  When the expected term of a lease, including early terminations, is determined to be shorter than the original amortization period, the favorable or unfavorable lease balance associated with the lease is adjusted to reflect the revised lease term and a gain or loss recognized.

Management, with the assistance of a valuation firm, makes certain estimates and assumptions regarding each new lease agreement, lease renewal, and lease amendment, including, but not limited to property values, market rents, property lives, discount rates, and probable term, all of which can impact (1) the classification and accounting for a lease as capital or operating, (2) the rent holiday and/or escalations in payment that are taken into consideration when calculating straight-line rent, (3) the term over which leasehold improvements for each restaurant are amortized and (4) the values and lives of favorable and unfavorable leases. Different amounts of depreciation and amortization, interest and rent expense would be reported if different estimates and assumptions were used.

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

Accounting Standards Not Yet Adopted

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued guidelines on the consolidation of variable interest entities which alters how a company determines when an entity that is insufficiently capitalized or not controlled through voting interests should be consolidated. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions. The guidance is effective commencing with our 2010 fiscal year. We do not expect adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued amendments to the existing fair value measurements and disclosures guidance which requires new disclosures and clarifies existing disclosure requirements.  The purpose of these amendments is to provide a greater level of disaggregated information as well as more disclosure around valuation techniques and inputs to fair value measurements.  The guidance is effective commencing with our 2010 fiscal year.  We do not expect adoption of this standard to have a material effect on our consolidated financial statements.

(2) Acquisitions and Dispositions

Merger with Wendy’s International, Inc.

On September 29, 2008, Wendy’s/Arby’s completed the Wendy’s Merger in an all-stock transaction in which Wendy’s shareholders received a fixed ratio of 4.25 shares of Wendy’s/Arby’s Class A Common Stock for each share of Wendy’s common stock owned.  At September 28, 2008, there were 6,625 Wendy’s restaurants in operation in the United States and in 21 other countries and U.S. territories.  Of these restaurants, 1,404 were operated by Wendy’s and 5,221 by Wendy’s franchisees.

The merger was accounted for using the purchase method of accounting and Wendy’s/Arby’s concluded that it was the acquirer for financial accounting purposes. The total merger consideration was allocated to Wendy’s net tangible and intangible assets acquired and liabilities assumed based on their fair values with the excess recognized as goodwill of which $42,282 is deductible for tax purposes.  The total consideration includes merger related costs in accordance with the applicable guidance effective as of the Closing Date.  The computation of the total merger consideration and the allocation of the consideration to the net tangible and intangible assets acquired and liabilities assumed was finalized during the year ended January 3, 2010 and is presented in the table below:

Value of shares of Wendy’s/Arby’s common stock issued in exchange for Wendy’s common shares	$2,476,197
Value of Wendy’s stock options converted into Wendy’s/Arby’s options	18,296
Wendy’s Merger costs	21,028
Total merger consideration	2,515,521

Net book value of Wendy’s assets acquired and liabilities assumed	712,794
Excess of merger consideration over net book value of Wendy’s assets acquired and liabilities assumed	1,802,727
Changes to fair values of assets and liabilities and deferred income tax liability related to the merger:
(Increase)/decrease in:
Current assets
Accounts and notes receivable	(694)
Prepaid expenses and other current assets	985
Investments	(64,852)
Properties	(46,527)
Other intangible assets
Trademark	(900,109)
Franchise agreements	(353,000)
Favorable leases	(121,620)
Computer software	9,572
Deferred costs and other assets	(377)
Increase/(decrease) in:
Accrued expenses and other current liabilities	1,956
Long-term debt, including current portion of $228	(56,337)
Other liabilities	(31,378)
Unfavorable leases	70,762
Deferred income tax liability	557,995
Total adjustments	(933,624)
Total goodwill	$869,103

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

In the Wendy’s Merger, 376,776 shares of Wendy’s/Arby’s Class A Common Stock were issued to Wendy’s shareholders.  The equity consideration was based on the 4.25 conversion factor of the Wendy’s outstanding shares at a value of $6.57 per share which represented the average closing market price of Triarc Class A Common Stock two days before and after the merger announcement date of April 24, 2008.

Outstanding Wendy’s stock options were converted upon completion of the merger into stock options with respect to Wendy’s/Arby’s common stock, based on the 4.25:1 exchange ratio.  The value of Wendy’s stock options that have been converted into Wendy’s/Arby’s stock options of $18,296 was calculated using the Black-Scholes option pricing model as of April 24, 2008.

The acquired franchise agreements have a weighted average amortization period of approximately 21 years and the acquired trademark has an indefinite life so there is no related amortization. The acquired favorable and unfavorable leases have a weighted average amortization period of approximately 19 and 16 years, respectively.

The following unaudited supplemental pro forma consolidated summary operating data (the “As Adjusted”) for 2008 and 2007 has been prepared by adjusting the historical data as set forth in the accompanying consolidated statements of operations for the years ended December 28, 2008 and December 30, 2007 to give effect to the Wendy’s Merger as if it had been consummated as of the beginning of 2007:

	2008		2007
	As Reported	As Adjusted	As Reported	As Adjusted
Revenues:
Sales	$1,662,291	$3,279,504	$1,113,436	$3,273,461
Franchise revenues	160,470	383,137	86,981	374,604
Total revenues	1,822,761	3,662,641	1,200,417	3,648,065
Operating (loss) profit	(364,516)	(343,719)	108,672	256,793
Net (loss) income	(365,086)	(377,371)	32,694	104,602

This unaudited pro forma information is provided for informational purposes only and does not purport to be indicative of the results of operations that would have occurred if the merger had been completed on the date set forth above, nor is it necessarily indicative of the future operating results of the consolidated company.  The As Reported and As Adjusted amounts for Wendy’s include (1) the effect of $84,231 of Special Committee costs incurred before the date of the Wendy’s Merger in 2008 and $24,670 in 2007, (2) $9,757 of facilities relocation costs in 2007, and (3) $6,750 of impairment of other long-lived assets in 2007.

Other Restaurant Acquisitions and Dispositions

The Company completed the acquisitions of the operating assets, net of liabilities assumed, of 45 Arby’s franchised restaurants, including 41 restaurants in the California market, in two separate transactions during fiscal 2008.  The total net consideration for acquisitions, including deal costs, was $15,861 consisting of (1) $9,622 of cash and (2) the assumption of $6,239 of debt.

During the year ended January 3, 2010, the Company received proceeds from dispositions of $10,882 consisting of $5,045 from the sale of twelve Wendy’s units to a franchisee, $4,529 from the sale of surplus properties and $1,308 related to other dispositions. These sales resulted in a net gain of $1,203 which is included in “Depreciation and amortization.”

Other restaurant acquisitions and dispositions during the periods presented were not significant.

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

(3) Balance Sheet detail

Cash and cash equivalents
	Year End
	2009	2008
Cash	$301,191	$53,609
Cash equivalents	237,673	9,471
	$538,864	$63,080

Restricted cash equivalents
	Year End
Current	2009	2008
Trust for termination costs for former Wendy’s executives	$964	$20,641
Other	150	151
	$1,114	$20,792

Accounts and notes receivable
	Year End
Current	2009	2008
Accounts receivable:
Franchisees	$74,555	$68,895
Other	16,693	19,891
	91,248	88,786
Notes receivable:
Franchisees	2,899	3,448
	94,147	92,234
Allowance for doubtful accounts	(6,540)	(887)
	$87,607	$91,347

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

The following is an analysis of the allowance for doubtful accounts:

	2009	2008	2007
Balance at beginning of year:
Current	$887	$166	$224
Non-current	577	354	-
Provision for doubtful accounts:
Franchisees	8,342	783	277
Other	(173)	(113)	354
Uncollectible accounts written off, net of recoveries	(1,754)	274	(335)

Balance at end of year:
Current	6,540	887	166
Non-current (a)	1,339	577	354
Total	$7,879	$1,464	$520
___________________
(a) The gross amount of non-current notes receivable was $14,939 and $9,841 for 2009 and 2008, respectively, and is included in “Deferred costs and other assets” net of the allowance for doubtful accounts.

Properties
	Year End
	2009	2008
Owned:
Land	$467,249	$460,588
Buildings and improvements (a)	411,671	682,018
Office, restaurant and transportation equipment	411,391	364,194
Leasehold improvements (a)	402,755	166,113
Leased (b):
Capitalized leases	110,363	127,728
Sale-leaseback assets	134,648	146,385
	1,938,077	1,947,026
Accumulated depreciation and amortization	(330,219)	(192,106)
	$1,607,858	$1,754,920
__________________
(a)	The 2009 amounts reflect a reclassification of approximately $200,000 from Buildings and improvements to Leasehold improvements related to assets acquired in the Wendy’s Merger.
(b)	These assets principally include buildings and improvements.

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)
Pledged assets

The following is a summary of assets pledged as collateral for certain debt:

	Year End
	2009	2008
Cash and cash equivalents	$515,655	$19,853
Accounts and notes receivable (including long-term)	98,320	17,482
Inventories	21,870	11,096
Investments	4,664	-
Properties	520,722	333,792
Other intangible assets	1,256,800	22,299
Deferred costs and other assets	-	2,571
	$2,418,031	$407,093

Accrued expenses and other current liabilities

	Year End
	2009	2008
Accrued compensation and related benefits	$81,864	$64,447
Insurance reserves	54,924	66,858
Accrued taxes	40,952	49,138
Accrued interest	34,283	8,871
Other	56,158	41,449
	$268,181	$230,763

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

 (4) Investments

The following is a summary of the carrying value of investments:

	Carrying Value
	Year End 2009	Year End 2008
At equity:
Joint venture with THI	$97,476	$89,771
Other	-	212

At cost:	4,664	6,540
	$102,140	$96,523

Investment in joint venture with Tim Hortons Inc.

Wendy’s is a partner in TimWen and our 50% share of the joint venture is accounted for using the Equity Method.  Our equity in earnings from this joint venture is included in “Other operating expense, net.”  The carrying value of our investment in TimWen exceeded the Company’s interest in the underlying equity of the joint venture by $59,446 and $54,787 as of January 3, 2010 and December 28, 2008, respectively, primarily due to purchase price adjustments recorded in the Wendy’s Merger, net of accumulated amortization.  This purchase price adjustment is being accounted for as if TimWen were a consolidated subsidiary, and is assumed to have been allocated to net amortizable assets with an average life of 21.2 years.

Presented below is activity related to our portion of TimWen included in our Consolidated Balance Sheets and Consolidated Statements of Operations as of and for the year ended January 3, 2010 and the quarter ended December 28, 2008.

	2009	2008

Balance at beginning of period	$89,771	$41,649
Purchase price adjustments	-	65,455
	89,771	107,104

Equity in net earnings for the period	11,334	2,630
Amortization of purchase price adjustments	(2,835)	(656)
	8,499	1,974

Distributions	(14,583)	(2,864)
Currency translation adjustment included in “Comprehensive Income”	13,789	(16,443)
Balance at end of period	$97,476	$89,771

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

Presented below is a summary of financial information of TimWen as of and for the year and quarter ended January 3, 2010 and December 28, 2008, respectively, in Canadian dollars.  The summary balance sheet financial information does not distinguish between current and long-term assets and liabilities:

	January 3, 2010		December 28, 2008
	(Canadian)		(Canadian)
Balance sheet information:

Properties	C$	83,078	C$	87,292
Cash and cash equivalents		75		5,063
Accounts receivable		4,989		3,339
Other		3,150		3,142
	C$	91,292	C$	98,836

Accounts payable and accrued liabilities	C$	2,257	C$	2,521
Other liabilities		9,081		10,893
Partners’ equity		79,954		85,422
	C$	91,292	C$	98,836

	Year ended January 3, 2010		Quarter ended December 28, 2008
	(Canadian)		(Canadian)
Income statement information:
Revenues	C$	38,471	C$	9,462
Income before income taxes and net income		27,532		6,325

 (5) Goodwill and Other Intangible Assets

The following is a summary of the components of goodwill for each business segment:

	2009			2008
	Arby’s Restaurant Segment	Wendy’s Restaurant Segment	Total	Arby’s Restaurant Segment	Wendy’s Restaurant Segment	Total
Balance at beginning of year:
Goodwill	$499,692	$841,435	$1,341,127	$490,778	$-	$490,778
Accumulated impairment losses	(482,075)	-	(482,075)	(22,000)	-	(22,000)
	17,617	841,435	859,052	468,778	-	468,778
Changes in goodwill:
Wendy’s Merger	-	18,195	18,195	-	850,908	850,908
Other restaurant acquisitions	-	-	-	8,914	-	8,914
Impairment	-	-	-	(460,075)	-	(460,075)
Currency translation adjustment	-	9,049	9,049	-	(9,473)	(9,473)
Balance at end of year:
Goodwill	499,692	868,679	1,368,371	499,692	841,435	1,341,127
Accumulated impairment losses	(482,075)	-	(482,075)	(482,075)	-	(482,075)
	$17,617	$868,679	$886,296	$17,617	$841,435	$859,052

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

The following is a summary of the components of other intangible assets:

	Year End 2009			Year End 2008
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Non-amortizable
Wendy’s trademarks	$903,000	$-	$903,000	$900,389	$-	$900,389
Amortizable
Franchise agreements	352,630	21,148	331,482	350,033	4,152	345,881
Favorable leases	144,683	20,627	124,056	147,882	9,650	138,232
Reacquired rights under franchise agreements	17,348	3,721	13,627	19,009	3,142	15,867
Computer software	32,150	11,432	20,718	18,202	7,151	11,051
	$1,449,811	$56,928	$1,392,883	$1,435,515	$24,095	$1,411,420

Aggregate amortization expense:
Actual for fiscal year (a):	Total
2007	$6,342
2008	13,466
2009	44,837
Estimate for fiscal year:
2010	$34,180
2011	32,085
2012	30,423
2013	29,349
2014	27,693
Thereafter	336,153
______________
(a)
Includes $7,674, $1,096 and $906 of impairment charges related to other intangible assets in 2009, 2008 and 2007, respectively which have been recorded as a reduction in the cost basis of the related intangible asset.

(6) Long-Term Debt

Long-term debt consisted of the following:

	Year End
	2009	2008
10.00% Senior Notes, due 2016 (a)	$551,779	$-
Senior secured term loan, average effective interest of 7.25% as of January 3, 2010 (b)	251,488	385,030
6.20% senior notes, due in 2014 (c)	204,303	199,111
6.25% senior notes, due in 2011 (c)	193,618	188,933
Sale-leaseback obligations due through 2029 (d)	125,176	123,829
Capitalized lease obligations due through 2036 (e)	89,886	106,841
7% Debentures, due in 2025 (f)	80,081	78,974
Other	5,579	6,969
	1,501,910	1,089,687
Less amounts payable within one year	(16,178)	(29,537)
	$1,485,732	$1,060,150

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

    Aggregate annual maturities of long-term debt, excluding the effect of purchase accounting adjustments, discounts and interest rate swaps, as of January 3, 2010 were as follows:

Fiscal Year	Amount
2010	$16,178
2011	337,115
2012	135,236
2013	10,708
2014	236,063
Thereafter	826,829
$1,562,129
_____________________
(a)
On June 23, 2009, Wendy’s/Arby’s Restaurants issued $565,000 principal amount of Senior Notes (the “Senior Notes”). The Senior Notes will mature on July 15, 2016 and accrue interest at 10.00% per annum, payable semi-annually on January 15 and July 15, the first payment of which was made on January 15, 2010. The Senior Notes were issued at 97.533% of the principal amount, representing a yield to maturity of 10.50% and resulting in net proceeds paid to us of $551,061. The $13,939 discount is being accreted and the related charge included in “Interest expense” until the Senior Notes mature. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by certain direct and indirect domestic subsidiaries of Wendy’s/Arby’s Restaurants (collectively, the “Guarantors”) (see Note 21 for additional information relating to such Guarantors).  Wendy’s/Arby’s Restaurants incurred approximately $21,599 in costs related to the issuance of the Senior Notes which are being amortized to “Interest expense” over the Senior Notes’ term utilizing the effective interest method.

An indenture for the Senior Notes dated as of June 23, 2009 (the “Indenture”) among Wendy’s/Arby’s Restaurants, the Guarantors and U.S. Bank National Association, as trustee (the “Trustee”), includes certain customary covenants that, subject to a number of important exceptions and qualifications, limit the ability of Wendy’s/Arby’s Restaurants and its restricted subsidiaries to, among other things, incur debt or issue preferred or disqualified stock, pay dividends on equity interests, redeem or repurchase equity interests or prepay or repurchase subordinated debt, make some types of investments and sell assets, incur certain liens, engage in transactions with affiliates (except on an arms-length basis), and consolidate, merge or sell all or substantially all of their assets.

(b)
The Arby’s Credit Agreement was amended and restated as of March 11, 2009 and includes an amended senior secured term loan (the “Amended Term Loan”) and an amended senior secured revolving credit facility (the “Amended Revolver”).  As a result of an agreement entered into on March 17, 2009, the amount of the senior secured revolving credit facility increased from $100,000 to $170,000.  Also, Wendy’s and certain of its affiliates became co-obligors in addition to Arby’s and certain of its affiliates.  The Amended Term Loan is due July 2012 and the Amended Revolver expires in July 2011.

On June 10, 2009, Wendy’s/Arby’s Restaurants entered into an Amendment No. 1 to the amended and restated Arby’s Credit Agreement (as so amended, the “Credit Agreement”) which, among other things (1) permitted the issuance by Wendy’s/Arby’s Restaurants of the Senior Notes described above and the incurrence of debt thereunder, and permitted Wendy’s/Arby’s Restaurants to dividend to Wendy’s/Arby’s the net cash proceeds of the Senior Notes issuance less $132,500 used to prepay the Amended Term Loan and pay accrued interest thereon and certain other payments, (2) modified certain total leverage financial covenants, added certain financial covenants based on senior secured leverage ratios and modified the minimum interest coverage ratio, (3) permitted the prepayment at any time prior to maturity of certain senior notes of Wendy’s and eliminated certain incremental debt baskets in the covenant prohibiting the incurrence of additional indebtedness and (4) modified the interest margins to provide that the margins will fluctuate based on Wendy’s/Arby’s Restaurants’ corporate credit rating. Wendy’s/Arby’s Restaurants incurred approximately $3,107 in costs related to Amendment No. 1.

The Amended Term Loan and amounts borrowed under the Amended Revolver under the Credit Agreement bear interest at our option at either (i) the Eurodollar Rate (as defined in the Credit Agreement), as adjusted pursuant to applicable regulations (but not less than 2.75%), plus an interest rate margin of 4.00%, 4.50%, 5.00% or 6.00% per annum, depending on Wendy’s/Arby’s Restaurants’ corporate credit rating, or (ii) the Base Rate (as defined in the Credit Agreement), which is the higher of the interest rate announced by the administrative agent for the Credit Agreement as its base rate and the Federal funds rate plus 0.50% (but not less that 3.75%), in either case plus an interest rate margin of 3.00%, 3.50%, 4.00% or 5.00% per annum, depending on Wendy’s/Arby’s Restaurants’ corporate credit rating. Based on Wendy’s/Arby’s Restaurants’ corporate credit rating at the effective date of Amendment No. 1 and as of January 3, 2010, the applicable interest rate margins available to us were 4.50% for Eurodollar Rate borrowings and 3.50% for Base Rate borrowings. Since the effective date of Amendment No. 1 and as of January 3, 2010, we have elected to use the Base Rate which resulted in a rate of 7.25% as of January 3, 2010.

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

The obligations under the Credit Agreement were secured by substantially all of the assets, other than real property, of the Wendy’s and Arby’s restaurants segments which had an aggregate net book value of approximately $2,227,682 as of January 3, 2010 and were also guaranteed by substantially all of the entities comprising the Wendy’s and Arby’s restaurants segments.  In addition, the Credit Agreement contained various covenants relating to the Wendy’s and Arby’s restaurants segments, the most restrictive of which (1) require periodic financial reporting, (2) require meeting certain leverage and interest coverage ratio tests and (3) restrict, among other matters, (a) the incurrence of indebtedness, (b) certain asset dispositions, (c) certain affiliate transactions, (d) certain investments, (e) certain capital expenditures and (f) the payment of dividends indirectly to Wendy’s/Arby’s.  The Company was in compliance with all of the covenants as of January 3, 2010.  As of January 3, 2010 there was $306,523 available for the payment of dividends indirectly to Wendy’s/Arby’s under the covenants of the Credit Agreement which includes the net proceeds, as defined, from the Senior Notes less any dividends paid since their issuance.

During 2009, Arby's borrowed a total of $26,182 under the Amended Revolver; however, no amounts were outstanding as of January 3, 2010.  The Amended Revolver includes a sub-facility for the issuance of letters of credit up to $50,000.  The availability under the Amended Revolver as of January 3, 2010 was $136,413, which is net of $33,587 for outstanding letters of credit.

(c)
Wendy’s senior notes were reduced to fair value at the date of and in connection with the Wendy’s Merger based on outstanding principal of $225,000 and $200,000 and effective interest rates of 7.0% and 6.6% for the 6.20% senior notes and 6.25% senior notes, respectively. The fair value adjustment is being accreted and the related charge included in “Interest expense” until the notes mature.  The value of the Wendy’s senior notes is adjusted to reflect the fair value of interest rate swaps associated with this debt (the “Interest Rate Swaps”).  As of January 3, 2010, this adjustment increased the value of the 6.20% senior notes and the 6.25% senior notes by $682 and $907, respectively.  These notes are unsecured and are redeemable prior to maturity at our option. The Wendy’s senior notes contain covenants that restrict the incurrence of indebtedness secured by liens and sale-leaseback transactions. The Company was in compliance with these covenants as of January 3, 2010.

(d)
The sale-leaseback obligations (the “Sale-Leaseback Obligations”), which extend through 2029, relate to capitalized restaurant leased assets with an aggregate net book value of $102,583 as of January 3, 2010.

(e)
The capitalized lease obligations (the “Capitalized Lease Obligations”), which extend through 2036, relate to Arby’s capitalized restaurant leased assets and software with aggregate net book values of $58,512 and $6,388 respectively, as of January 3, 2010 and Wendy’s capitalized leased buildings with aggregate net book value of $20,317.

(f)
Wendy’s 7% Debentures (the “Debentures”) are unsecured and were reduced to fair value at the date of and in connection with the Wendy’s Merger based on their outstanding principal of $100,000 and an effective interest rate of 8.6%. The fair value adjustment is being accreted and the related charge included in “Interest expense” until the Debentures mature.  These Debentures contain covenants that restrict the incurrence of indebtedness secured by liens and sale-leaseback transactions. The Company was in compliance with these covenants as of January 3, 2010.

A significant number of the underlying leases in the Arby’s restaurants segment for sale-leaseback obligations and capitalized lease obligations, as well as the operating leases, require or required periodic financial reporting of certain subsidiary entities within ARG or of individual restaurants, which in many cases have not been prepared or reported. The Company has negotiated waivers and alternative covenants with its most significant lessors which substitute consolidated financial reporting of ARG for that of individual subsidiary entities and which modify restaurant level reporting requirements for more than half of the affected leases.  Nevertheless, as of January 3, 2010, the Company was not in compliance, and remains not in compliance, with the reporting requirements under those leases for which waivers and alternative financial reporting covenants have not been negotiated. However, none of the lessors has asserted that the Company is in default of any of those lease agreements. The Company does not believe that such non-compliance will have a material adverse effect on its consolidated financial position or results of operations.

On January 14, 2009, Wendy’s executed a new $200,000 revolving credit facility (the “Wendy’s Revolver”), borrowings under which were secured by substantially all of Wendy’s current assets, intangibles, stock of Wendy’s subsidiaries and a portion of their real and personal property.  During 2009, Wendy’s borrowed a total of $25,000 under the Wendy’s Revolver and repaid the $25,000 prior to March 11, 2009.  The Wendy’s Revolver was terminated effective March 11, 2009, in connection with the execution of the amended and restated Credit Agreement described above.

AFA Service Corporation (“AFA”), an independently controlled advertising cooperative for the Arby’s restaurant system, in which we have voting interests of less than 50%, had a bank line of credit that matured and was not renewed as of January 2010.  In connection with the establishment of a revolving loan agreement with ARG discussed further in Related Party Transactions, AFA utilized the revolving line with ARG and repaid all amounts outstanding under its bank line of credit on December 28, 2009.

Wendy’s U.S. advertising fund has a revolving line of credit of $25,000. Neither the Company, nor Wendy’s, is the guarantor of the debt. The advertising fund facility was established to fund the advertising fund operations.  The availability under this line of credit as of January 3, 2010 was $20,344.

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

At January 3, 2010, one of Wendy’s Canadian subsidiaries had a revolving credit facility of $6,000 Canadian dollars which bears interest at the Bank of Montreal Prime Rate. Wendy’s guarantees this debt.  The availability under this facility as of January 3, 2010 was $5,698 Canadian dollars.

(7) Derivative instruments

During the third quarter of 2009, we entered into the Interest Rate Swaps with notional amounts totaling $361,000 that swap the fixed rate interest rates on our 6.20% and 6.25% Wendy’s senior notes for floating rates. The Company’s primary objective for entering into derivative instruments is to manage its exposure to changes in interest rates, as well as to maintain an appropriate mix of fixed and variable rate debt. The Interest Rate Swaps are accounted for as fair value hedges and qualify for the short-cut method under the applicable guidance. At January 3, 2010, the fair value of our Interest Rate Swaps was $1,589 and has been included in “Deferred costs and other assets” and as an adjustment to the carrying amount of the 6.20% and 6.25% Wendy’s senior notes.

Prior to their expiration through October 2008, we also had three interest rate swap agreements (the “Term Loan Swap Agreements”) related to our Term Loan.  The Term Loan Swap Agreements hedged a portion of the related Term Loan interest rate risk exposure.  Interest payments under Arby’s Term Loan are based on London InterBank Offered Rate (“LIBOR”) plus a spread.  These hedges of interest rate risk relating to Arby’s Term Loan had been designated as effective cash flow hedges at inception and on an ongoing quarterly basis through their expiration dates.  There was no ineffectiveness from these hedges through their expiration in 2008.  Accordingly, gains and losses from changes in the fair value of the hedges were included in the “Unrealized gains (loss) on cash flow hedges” component of “Accumulated other comprehensive income (loss).”  If a hedge or portion thereof had been determined to be ineffective, any changes in fair value would have been recognized in the Company’s results of operations.

The Company’s cash flow hedges included the Term Loan Swap Agreements.  The following is a summary of the components of the net change in unrealized gains and losses on cash flow hedges included in comprehensive income (loss):

	2008	2007
Net unrealized holding losses arising during the year	$(1,529)	$(826)
Reclassifications of prior year unrealized holding gains (losses) into net income or loss	1,780	(1,951)
	251	(2,777)
Income tax (provision) benefit	(98)	1,081
	$153	$(1,696)

The following income and expense items were recognized by the Company related to its derivative activity during each of the years presented below:

	2009	2008	2007
Interest expense (income):
Interest Rate Swaps	$(2,865)	$-	$-
Term Loan Swap Agreements	-	1,780	(1,951)
	$(2,865)	$1,780	$(1,951)

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

(8) Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Company’s financial instruments for which the disclosure of fair values is required were as follows:

	Year End
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents (a)	$538,864	$538,864	$63,080	$63,080
Restricted cash equivalents (a):
Current	1,114	1,114	20,792	20,792
Non-current	5,352	5,352	6,462	6,462
Non-current Cost Investment for which it is
practicable to estimate fair value (b)	4,664	5,973	6,540	6,540
Interest Rate Swaps (c)	1,589	1,589	-	-
Financial liabilities:
Long-term debt, including current portion:
10.00% Senior Notes (d)	551,779	610,200	-	-
Senior secured term loan, weighted average effective interest of 7.25% as of January 3, 2010 (d)	251,488	252,904	385,030	238,718
6.20% senior notes (d)	204,303	223,425	199,111	168,974
6.25% senior notes (d)	193,618	199,200	188,933	176,000
Sale-leaseback obligations (e)	125,176	118,634	123,829	136,707
Capitalized lease obligations (e)	89,886	86,706	106,841	111,788
7% Debentures (d)	80,081	85,500	78,974	61,320
Other	5,579	5,543	6,969	7,329
Total long-term debt, including current portion	$1,501,910	$1,582,112	$1,089,687	$900,836
Guarantees of:
Lease obligations for Arby’s restaurants not operated by the Company (f)	$382	$382	$460	$460
Wendy’s franchisee loans obligations (g)	$592	$592	$706	$706
________________
(a)	The carrying amounts approximated fair value due to the short-term maturities of the cash equivalents or restricted cash equivalents.

(b)
This consists of an investment in a non-current cost investment.  The fair values of this investment were based on a statement of account received from the investment manager or investee which is principally based on quoted market or broker/dealer prices.  To the extent that some of the underlying investments do not have available quoted market or broker/dealer prices, the Company relies on valuations performed by the investment managers or investees in valuing those investments.

(c)
The fair values were estimated by the Company based on information provided by the bank counterparties that is model-driven and whose inputs are observable or whose significant value drivers are observable.

(d)	The fair values are based on quoted market prices.

(e)
The fair values were determined by discounting the future scheduled principal payments using an interest rate assuming the same original issuance spread over a current Treasury bond yield for securities with similar durations.

(f)
The fair value was assumed to reasonably approximate the carrying amount since the carrying amount represents the fair value as of the acquisition date of these lease obligations (2005) less subsequent amortization.

(g)
Wendy’s provided loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new store development and equipment financing. Wendy’s has accrued a liability for the fair value of these guarantees, the calculation for which was based upon a weighed average risk percentage established at the inception of each program.

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

The carrying amounts of current accounts and notes receivable and non-current notes receivable approximate fair value due to the related allowance for doubtful accounts and notes receivable. The carrying amounts of accounts payable and accrued expenses and advertising funds restricted assets and liabilities approximated fair value due to the short-term maturities of those items.

Valuation techniques under the accounting guidance related to fair value measurements are based on observable and unobservable inputs.  Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions.  These inputs are classified into the following hierarchy:

Level 1 Inputs – Quoted prices for identical assets or liabilities in active markets.

Level 2 Inputs – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs – Pricing inputs are unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities.  The inputs into the determination of fair value require significant management judgment or estimation.

The following table presents our financial assets and liabilities (other than cash and cash equivalents) measured at fair value on a recurring basis as of January 3, 2010 by the valuation hierarchy as defined in the fair value guidance:

	January 3,	Fair Value Measurements
	2010	Level 1	Level 2	Level 3

Interest Rate Swaps (included in “Deferred costs and other assets”)	$1,589	$-	$1,589	$-
Total	$1,589	$-	$1,589	$-

The following table presents the fair values for those assets and liabilities measured at fair value during 2009 on a non-recurring basis.  Total losses include losses recognized from all non-recurring fair value measurements during the year ended January 3, 2010.  See Note 12 for more information on the impairment of our long-lived assets.

	January 3,	Fair Value Measurements
	2010	Level 1	Level 2	Level 3	Total Losses

Properties	$1,607,858	$-	$-	$1,607,858	$72,282
Other intangible assets	1,392,883	-	-	1,392,883	7,674
Total	$3,000,741	$-	$-	$3,000,741	$79,956

 (9) Income Taxes

As disclosed in Note 1, the Company is included in the consolidated Federal and certain state income tax returns of Wendy’s/Arby’s.  The Company, however, provides for Federal and state income taxes on the same basis as if the Company and its subsidiaries filed consolidated returns separate from Wendy’s/Arby’s.  Amounts payable for Federal and certain state income taxes are paid in cash by the Company to Wendy’s/Arby’s under a tax sharing agreement.  During 2009, the Company made cash payments of $10,417 to Wendy’s/Arby’s for Federal and certain state income taxes for the year ended December 28, 2008 and estimated for 2009.

The net amount due to Wendy’s/Arby’s for the Company’s portion of 2009 Federal income taxes, taxes of certain states, and a  remaining payment for 2008 aggregates approximately $41,841 at January 3, 2010.

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

The (loss) income from continuing operations before income taxes consisted of the following components:

	2009	2008	2007
Domestic	$(12,718)	$(430,634)	$52,864
Foreign	14,305	2,427	(36)
	$1,587	$(428,207)	$52,828

The benefit from (provision for) income taxes from continuing operations consisted of the following components:

	2009	2008	2007
U.S. Federal	$(46,062)	$5,427	$(25,071)
State	(8,328)	(3,064)	(3,208)
Foreign	(6,089)	(1,965)	(387)
Current tax (provision) benefit	(60,479)	398	(28,666)
U.S. Federal	46,919	54,299	6,815
State	18,626	8,221	1,866
Foreign	2,996	203	-
Deferred tax benefit (provision)	68,541	62,723	8,681
Income tax benefit (provision)	$8,062	$63,121	$(19,985)

The deferred income tax assets and the deferred income tax (liabilities) resulted from the following components:

	Year End
	2009	2008
Deferred tax assets:
Net operating/capital loss and tax credit carryforwards	$122,327	$92,418
Accrued compensation and related benefits	32,252	33,162
Unfavorable leases	34,595	36,830
Other	67,681	55,651
Valuation allowances	(96,031)	(83,537)
Total deferred tax assets	160,824	134,524

Deferred tax liabilities:
Intangible assets	(471,816)	(464,945)
Owned and leased fixed assets and related obligations	(104,707)	(116,895)
Other	(39,724)	(51,005)
Total deferred tax liabilities	(616,247)	(632,845)
	$(455,423)	$(498,321)

At January 3, 2010, the Company’s net deferred tax liabilities totaled $455,423.  At December 28, 2008, the Company’s net deferred tax liabilities totaled $498,321.  The decrease in net deferred tax liabilities is principally the result of increases in state net operating loss and credit carryforwards.

U.S. income taxes and foreign withholding taxes are provided on unremitted earnings of foreign subsidiaries, primarily Canadian, which are not essentially permanent in duration.  As of January 3, 2010, the Company had unremitted earnings of approximately $9,650 with a corresponding U.S. deferred income tax liability of $145.

The Wendy’s Merger qualified as a tax-free reorganization.  Based on the merger exchange ratio, the former shareholders of Wendy’s owned approximately 80% of the total stock of Wendy’s/Arby’s outstanding immediately after the Wendy’s Merger.  Therefore, the Wendy’s Merger was treated as a reverse acquisition for U.S. Federal income tax purposes. As a result of the reverse acquisition, Wendy’s/Arby’s and its subsidiaries became part of the Wendy’s consolidated group with Wendy’s/Arby’s as its new parent.  In addition, Wendy’s/Arby’s had a short taxable year in 2008 ending on the date of the Wendy’s Merger.

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

The Company has carryforwards principally consisting of:

1)
As of January 3, 2010, A $223,690 capital loss principally resulting from Wendy’s sale of Fresh Enterprises, Inc. and Subsidiaries “Baja Fresh” in 2006.  U.S. Federal capital losses may be carried forward for five years and are subject to certain limitations as a result of the Wendy’s Merger.  As of January 3, 2010, we have provided a full valuation allowance on the $82,471 deferred tax asset related to this capital loss carryforward as we believe it is more likely than not that the capital loss carryforward will expire unused in 2011.  As of December 28, 2008 our deferred tax assets included capital loss carryforwards of $209,860, unrealized investment losses of $16,167 and the related full valuation allowance of $83,537 on the deferred tax asset.  The 2009 change in the deferred tax asset and related valuation allowance resulted from 2009 capital gains and losses.

2)
As of January 3, 2010, tax credits aggregating $15,963 principally consisting of foreign tax credits generated in 2008 and jobs credits from 2009, 2008 and 2007.  The tax credits may be carried forward for periods of 10 years or more.

3)
State net operating loss carryforwards are subject to various limitations including carryforward periods and begin expiring in 2010.  As of January 3, 2010, we have a deferred tax asset of $22,235 and a valuation allowance of $11,656 related to these assets.  As of December 28, 2008 our deferred tax asset for state net operating loss carryforwards was $1,098 and the related valuation allowance was $0.  Changes during 2009 in the state net operating loss carryforwards and related valuation allowances are principally the result of the recognition of an $18,152 deferred tax asset and an $8,523 valuation allowance for certain state net operating losses in connection with the fourth quarter 2009 dissolution of our captive insurance company as realization of these net operating losses is no longer remote.

In summary, as of January 3, 2010 and December 28, 2008, the Company had valuation allowances of $96,031 and $83,537 for a change of $12,494 as described above.  As of December 30, 2007, our valuation allowance was $0.  The 2008 increase of $83,537 was due to the Wendy’s Merger.  In making our determination of the need for valuation allowances, we reviewed available positive and negative evidence as well as prudent and feasible tax planning strategies regarding our ability to realize the benefit of the related deferred tax assets.

A reconciliation of the difference between the reported benefit from (provision for) income taxes and the respective benefit (tax) that would result from applying the 35% U.S. Federal statutory rate to the (loss) income from continuing operations before income taxes is as follows:

	2009	2008	2007
Income tax benefit (provision) computed at U.S. Federal statutory rate	$(555)	$149,872	$(18,490)
State income taxes, net of U.S. Federal income tax effect	(2,935)	3,352	(872)
Previously unrecognized state net operating losses, net of related valuation allowance (a)	9,629	-	-
Foreign tax credits, net of tax on Foreign earnings (b)	-	9,241	-
Impairment of non-deductible goodwill	-	(99,696)	-
Canadian tax rate changes	2,000	-	-
Jobs tax credits, net	3,792	1,805	-
Valuation allowance additions	(581)	-	-
Non-deductible expenses	(792)	(676)	-
Adjustments related to prior year tax matters	(3,279)	(1,152)	1,145
Tax charge related to entity simplification	-	-	(1,056)
Other, net	783	375	(712)
	$8,062	$63,121	$(19,985)
______________________
(a)
In connection with the fourth quarter 2009 dissolution of our captive insurance company, the likelihood of realization of certain previously unrecognized state net operating losses is no longer remote.  Accordingly, a $18,152 deferred tax asset and related $8,523 partial valuation allowance was recognized.

(b)	Includes previously unrecognized benefit in 2008 of foreign tax credits, net of foreign income and withholding taxes on $23,985 repatriation of foreign earnings.

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

    As disclosed in Note 1, the Company is included in the consolidated Federal and certain state income tax returns of Wendy’s/Arby’s.  The Internal Revenue Service (“IRS”) is conducting an examination of the Wendy’s/Arby’s 2010 and 2009 U.S. Federal income tax years as part of the Compliance Assurance Process (“CAP”).  As part of CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. Wendy’s has been participating in CAP since its 2006 tax year.   The Wendy’s Federal income tax returns for 2007 and prior years have been settled.  Wendy’s/Arby’s participated in CAP beginning with the tax period ended December 28, 2008 and this return is settled.  Our December 28, 2008 U.S. Federal income tax return includes Wendy’s for all of 2008 and Wendy’s/Arby’s for the period September 30, 2008 to December 28, 2008.  Wendy’s/Arby’s U.S. Federal income tax returns for 2005 to September 29, 2008 are not currently under examination.

Certain of the Company’s state income tax returns from its 2001 fiscal year and forward remain subject to examination.  Various state income tax returns are currently under examination.

Uncertain Tax Positions

  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008	2007
Beginning balance	$23,617	$5,846	$6,827
Additions:
Wendy’s unrecognized tax benefits at the Wendy’s Merger date	-	16,816	-
Tax positions related to the current year	613	996	387
Tax positions of prior years	1,651	2,357	18
Reductions:
Tax positions of prior years	(2,383)	(1,466)	(976)
Settlements	(1,045)	(372)	(72)
Lapse of statute of limitations	(2,139)	(560)	(338)
Ending balance	$20,314	$23,617	$5,846

Included in the balance of unrecognized tax benefits at January 3, 2010 and December 28, 2008 respectively, are $13,204 and $16,289 (net of U.S. Federal benefit on state issues) of tax benefits that, if resolved favorably would reduce the Company’s tax expense.

During 2010, the Company believes it is reasonably possible it will reduce unrecognized tax benefits by up to $4,800 primarily as a result of the completion of certain state tax audits.  Increases in unrecognized tax benefits will result primarily from state tax positions expected to be taken on tax returns for 2010.  We do not expect any unrecognized tax benefits related to our U.S. Federal income tax for 2010.

The Company recognizes interest accrued related to unrecognized tax benefits in “Interest expense” and penalties in “General and administrative expenses”.  During 2009, 2008, and 2007, the Company recognized $(315), $792, and 479 of interest (reduction) expense and $(535), $954, and $0 of penalty (reductions) expense, both respectively related to uncertain tax positions.  The Company has approximately $4,062 and $4,702 accrued for interest and $779 and $1,315 accrued for penalties as of January 3, 2010 and December 28, 2008, both respectively.

 (10) Share-Based Compensation

Wendy’s/Arby’s has granted stock options to certain key employees of the Company under several equity plans of Wendy’s/Arby’s (the “Equity Plans”), including those assumed in the Wendy’s Merger. Effective with the Wendy’s Merger, Wendy’s/Arby’s assumed the existing Wendy’s equity plans (the “Wendy’s Plans”) which collectively provided for the grant of stock options, restricted shares, stock appreciation rights or restricted stock units for certain employees and non-employee directors to acquire common shares of Wendy’s.  Pursuant to the merger agreement, each outstanding Wendy’s option as of the merger date was converted into 4.25 options for one share of Wendy’s/Arby’s Common Stock.  In addition, immediately prior to the Wendy’s Merger, each share of Wendy’s/Arby’s Class B Common Stock was converted into Wendy’s/Arby’s Class A Common Stock on a one for one basis (the “Conversion”).  Wendy’s/Arby’s performed valuations on the Wendy’s options both before and after the Conversion and determined that the value of the options after the Conversion was $1,923 higher than the pre-merger value included in the consideration in the Wendy’s Merger.  As such, we recorded additional compensation expense in 2008 for this amount.

All discussions below related to option and restricted share activity for prior years include options or restricted shares for Wendy’s/Arby’s Class B Common Stock which, if they were still outstanding as of the date of the Wendy’s Merger, represent options exercisable into Wendy’s/Arby’s Common Stock or restricted Common Stock.

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

Stock Options

Wendy’s/Arby’s outstanding stock options were exercisable for either (1) a package (the “Package Options”) of one share of Class A Common Stock and two shares of Class B Common Stock, (2) one share of Class A Common Stock (the “Class A Options”) or (3) one share of Class B Common Stock (the “Class B Options”).  As of the date of the Wendy’s Merger, Wendy’s/Arby’s converted to a single class of common stock.  As such, all stock options outstanding subsequent to the date of the Wendy’s Merger (including those under the Wendy’s Plans) are now exercisable for one share of Wendy’s/Arby’s Common Stock (three shares of Common Stock for Package Options).  Summary information regarding Wendy’s/Arby’s outstanding stock options issued to our employees, including changes therein, is as follows:

	Package Options			Common Stock Options
	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 28, 2008	43	$24.14	$-	24,459	$7.27	$2,552
Granted during 2009	-			2,340	4.46
Cancelled options reinstated	-			374	3.87
Exercised during 2009 (a)	-		$-	(524)	3.75	$784
Forfeited during 2009	-	24.14		(4,996)	7.52
Outstanding at January 3, 2010	43	$24.14	$-	21,653	$6.93	$2,501
Vested or expected to vest at January 3, 2010 (b)	43	$24.14	$-	20,699	$6.98	$2,443
Exercisable:
January 3, 2010	43	$24.14	$-	11,053	$7.95	$1,861
_____________
(a)	The aggregate intrinsic value of Common Stock Options exercised in 2008 and 2007 was $4 and $2,550, respectively. The aggregate intrinsic value of Package Options exercised in 2007 was $216.
(b)	The weighted average remaining contractual terms for the Package Options and Common Stock Options that are vested or are expected to vest at January 3, 2010 are 2.1 years and 7.8 years, respectively.

The weighted average fair value per share as of the grant date as calculated under the Black-Scholes Model of Wendy’s/Arby’s stock options granted during 2009, 2008 and 2007 (which were all granted at exercise prices equal to the market price of Wendy’s/Arby’s Common Stock  or Class B Common Stock on the grant date) were as follows:

	Common Stock Options	Class B Options
2009	1.83	N/A
2008	2.13	2.20
2007	-	4.51

The fair value of Wendy’s/Arby’s stock options on the date of grant and as of the Merger Date for options assumed in 2008 was calculated utilizing the following weighted average assumptions:

	2009		2008		2007
	Common Stock Options	Class B Options	Common Stock Options	Class B Options	Common Stock Options	Class B Options
Risk-free interest rate	2.46%	N/A	2.11%	3.85%	-	4.68%
Expected option life in years	5.1	N/A	6.2	7.4	-	7.4
Expected volatility	49.6%	N/A	47.3%	35.6%	-	26.5%
Expected dividend yield	1.35%	N/A	1.29%	2.65%	-	2.38%

The risk-free interest rate represents the U.S. Treasury zero-coupon bond yield approximating the expected option life of stock options granted during the respective years.  The expected option life represents the period of time that the stock options granted during the period are expected to be outstanding based on Wendy’s/Arby’s historical exercise trends for similar grants.  The expected volatility is based on the historical market price volatility of the classes of common stock for the related options granted during the years.  The expected dividend yield represents Wendy’s/Arby’s annualized average yield for regular quarterly dividends declared prior to the respective stock option grant dates.

The Black-Scholes Model has limitations on its effectiveness including that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility.  Wendy’s/Arby’s stock option awards to employees have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimates.

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

As of January 3, 2010, there was $7,587 of total unrecognized compensation cost related to nonvested share-based compensation grants which would be recognized over a weighted-average period of 1.76 years.  Wendy’s/Arby’s currently outstanding stock options have maximum contractual terms of ten years and, with certain exceptions, vest ratably over three years.  All of the options under the Wendy’s Plans that were granted prior to 2008 vested immediately as of the date of the Wendy’s Merger.  Options granted under the Wendy’s Plans during 2008, regardless of whether they were granted before or after the merger, vest ratably over three years from the date of grant, with certain exceptions.

Restricted Shares

Wendy’s/Arby’s issues restricted share awards (“RSAs”) as well as restricted share units (“RSUs”).  For the purposes of our disclosures, the term “Restricted Shares” applies to both RSAs and RSUs collectively unless otherwise noted.

A summary of changes in the Wendy’s/Arby’s nonvested Restricted Shares issued to our employees is as follows:

	Common Stock
	Shares	Weighted Average Fair Value

Nonvested at December 28, 2008	336	$9.14
Granted during 2009	1,105	4.46
Vested during 2009	(148)	9.28
Forfeited during 2009	(12)	7.25
Nonvested at January 3, 2010	1,281	$5.10

Share-Based Compensation Expense

Total share-based compensation expense and related income tax benefit recognized in the Company’s consolidated statements of operations were as follows:

	2009	2008	2007
Compensation expense related to Wendy’/Arby’s stock options	$11,139	$7,523	$3,796
Compensation expense related to Restricted Shares	2,431	1,247	1,258
Compensation expense related to Restricted Shares that was not credited to “Stockholders’ Equity” (a)	160	-	-
Less: Income tax benefit	(4,969)	(3,231)	(1,971)
Share-based compensation expense, net of income tax benefit	$8,761	$5,539	$3,083
_________________
(a)	This amount represents amounts paid to terminated employees in lieu of receiving vested Restricted Shares to which they were entitled.

(11) Facilities Relocation and Restructuring

The facilities relocation and corporate restructuring charges are summarized below:

	2009	2008	2007
Wendy’s Restaurants segment	$8,088	$3,101	$-
Arby’s Restaurants segment	(72)	120	652
	$8,016	$3,221	$652

The Company incurred corporate restructuring charges primarily related to severance in conjunction with the Wendy’s Merger in 2009 and 2008. We do not expect to incur any additional corporate restructuring charges with respect to the Wendy’s Merger in 2010.

The facilities relocation charges incurred and recognized in our Arby’s restaurant segment for 2008 and 2007 represent additional costs principally related to the now completed Company combination of its existing restaurant operations with those of the RTM Restaurant Group (“RTM”) following the acquisition of  RTM in 2005.

The components of facilities relocation and corporate restructuring charges in 2009, 2008 and 2007 and an analysis of related activity in the facilities relocation and corporate restructuring accrual are as follows:

	2009
	Balance December 28, 2008	Provisions		Payments	Balance January 3, 2010	Total Expected to be Incurred	Total Incurred to Date
Wendy’s restaurant segment:
Cash obligations:
Severance costs	$3,101	$8,088		$(5,559)	$5,630	$11,189	$11,189
Total Wendy’s restaurant segment	3,101	8,088		(5,559)	5,630	11,189	11,189

Arby’s restaurant segment:
Cash obligations:
Employee relocation costs	72	(72)	(a)	-	-	4,579	4,579
Other	-	-		-	-	7,471	7,471
	72	(72)		-	-	12,050	12,050
Non-cash charges	-	-		-	-	719	719
Total Arby’s restaurant segment	72	(72)		-	-	12,769	12,769
	$3,173	$8,016		$(5,559)	$5,630	$23,958	$23,958

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

	2008
	Balance December 30, 2007	Provisions		Payments	Balance December 28, 2008
Wendy’s restaurants segment:
Cash obligations:
Severance costs	$-	$3,101		$-	$3,101
Total Wendy’s restaurants segment	-	3,101		-	3,101

Arby’s restaurants segment:
Cash obligations:
Employee relocation costs	591	120	(a)	(639)	72
Total Arby’s restaurants segment	591	120		(639)	72
	$591	$3,221		$(639)	$3,173

	2007
	Balance December 31, 2006	Provisions		Payments	Balance December 30, 2007
Arby’s restaurants segment:
Cash obligations:
Severance and retention incentive compensation	$340	$15		$(355)	$-
Employee relocation costs	134	637		(180)	591
Office relocation costs	45	-		(45)	-
Lease termination costs	302	-		(302)	-
Total Arby’s restaurants segment	$821	$652	(a)	$(882)	$591
____________
 (a) Reflects change in estimate of total cost to be incurred.

(12) Impairment of Other Long-Lived Assets

The following is a summary of our impairment of other long-lived assets losses by business segment:

	2009	2008	2007
Arby’s restaurants segment:
Impairment of Company-owned restaurants:
Properties	$51,019	$6,906	$1,717
Intangible assets	5,494	1,096	906
	56,513	8,002	2,623
Wendy’s restaurants segment:
Impairment of Company-owned restaurants:
Properties	21,263	1,578	-
Intangible assets	2,180	-	-
	23,443	1,578	-

Total impairment of other long-lived assets	$79,956	$9,580	$2,623

The Arby’s and Wendy’s Company-owned restaurants impairment losses in each year predominantly reflected (1) impairment charges on all restaurant level assets resulting from the deterioration in operating performance of certain restaurants, (2) additional charges for capital improvements in restaurants impaired in a prior year which did not subsequently recover, and (3) write-downs in the carrying value of surplus properties and properties held for sale.

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

    All of these impairment losses represented the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of other long-lived assets.”  The fair values of impaired assets discussed above for the Wendy’s and Arby’s restaurants segments are generally estimated based on the present values of the associated cash flows and on market value with respect to land.

 (13) Retirement Benefit Plans

401(k) Plans

Subject to certain restrictions, Wendy’s/Arby’s had 401(k) defined contribution plans (the “401(k) Plans”) for all employees who meet certain minimum requirements and elect to participate. Under the provisions of the 401(k) Plans, employees could contribute various percentages of their compensation ranging up to a maximum of 20%, 50%, 75%, or 100%, depending on the respective plan, subject to certain limitations.  The 401(k) Plans provided for matching contributions of employee contributions up to 6% depending on the respective plan. Some of these 401(k) Plans also permitted or required profit sharing contributions.  In connection with the matching and profit sharing contributions, the Company provided $11,796, $4,616 and $405 as compensation expense in 2009, 2008 and 2007, respectively.  Effective January 1, 2010, the 401(k) Plans were combined into one 401(k) plan, which permits employees to contribute up to 75% of their compensation, subject to certain limitations.  The combined 401(k) plan provides for matching contributions of employee contributions up to 4% of compensation and for discretionary profit sharing contributions.

Pension Plans

The Company had two domestic defined benefit plans which were assumed in connection with the Wendy’s Merger (the “Wendy’s Pension Plans”).  The benefits under the Wendy’s Pension Plans were frozen prior to the Wendy’s Merger. In accordance with the terms of the Merger, Wendy’s obtained an actuarial valuation of the unfunded pension liability as of September 28, 2008. Wendy’s received approval for the termination of the Wendy’s Pension Plans by the Pension Benefit Guaranty Corporation and the Internal Revenue Service by the fourth quarter of 2008.  We made lump sum distributions and purchased annuities for the approved termination of the Wendy’s Pension Plans in the fourth quarter of 2008 and paid $304 for certain plan settlements in the first quarter of 2009.

Arby’s employees who were eligible to participate through 1988 are covered under a defined benefit pension plan maintained by Wendy’s/Arby’s, the benefits under which were frozen in 1992 and for which the Company has no unrecognized prior service cost.  The measurement date used by the Company in determining amounts related to this defined benefit plan is its current fiscal year end based on the rollforward of an actuarial report.

The balance of the accumulated benefit obligations and the fair value of this plan’s assets at January 3, 2010 was $1,123 and $820, respectively.  As of January 3, 2010 the plan had accumulated benefit obligations in excess of the fair value of the assets of the plan.  The Company recognized $68, $42 and $40 in benefit plan expenses included in “General and administrative” in 2009, 2008 and 2007, respectively, related to this defined benefit plan.  The Company’s future required contributions to the plan are not expected to be material.

Multiemployer Pension Plan

Prior to the fourth quarter of 2009, the unionized employees at The New  Bakery Co. of Ohio, Inc. (the "Bakery"), a wholly-owned subsidiary of Wendy's, were covered by the Bakery and Confectionery Union and Industry International Pension Fund (the "Union Pension Fund"), an underfunded union sponsored multiemployer pension plan.  Generally, the Bakery had no obligation to this plan other than to remit contributions based on hours worked by covered, unionized employees.  However, in the fourth quarter of 2009, the Bakery terminated its participation in the Union Pension Fund and formally notified the plan’s trustees of its complete withdrawal from that plan.  Accordingly, this decision requires us to assume a withdrawal liability in accordance with the applicable requirements of the Employee Retirement Income Security Act, as amended, and we recorded a liability of $4,975 at that time to reflect this obligation which has been included in “Cost of sales” and “Accrued expenses and other current liabilities.” The unionized employees are currently eligible to participate in the Company’s combined 401(k) plan.

Wendy’s Executive Plans

In accordance with the Wendy’s Merger agreement, amounts due under key executive agreements and supplemental executive retirement plans (the “SERP”) were funded into a restricted account.  The corresponding liability was included in “Accrued expenses and other current liabilities” and “Other liabilities” and in aggregate was approximately $6,397 and $26,725 as of January 3, 2010 and December 28, 2008, respectively.

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

 (14) Lease Commitments

The Company leases real property, leasehold interests, and restaurant, transportation, and office equipment.  Some leases which relate to restaurant operations provide for contingent rentals based on sales volume.  Certain leases also provide for payments of other costs such as real estate taxes, insurance and common area maintenance which are not included in rental expense or the future minimum rental payments set forth below.

Rental expense under operating leases consists of the following components:

	2009	2008	2007
Minimum rentals	$151,217	$94,069	$75,963
Contingent rentals	12,364	4,989	2,711
	163,581	99,058	78,674
Less sublease income	(20,089)	(4,771)	(9,131)
	$143,492	$94,287	$69,543

The Company’s future minimum rental payments and rental receipts, for noncancelable leases, including rental receipts for leased properties owned by the Company, having an initial lease term in excess of one year as of January 3, 2010, are as follows:

	Rental Payments			Rental Receipts
	Sale-Leaseback Obligations	Capitalized Leases	Operating Leases	Sale-Leaseback Obligations	Capitalized Leases	Operating Leases	Owned Properties
Fiscal Year
2010	$14,718	$17,709	$153,930	$1,022	$345	$11,766	$7,200
2011	14,687	15,293	141,083	1,022	345	10,390	7,180
2012	15,380	11,755	132,182	1,022	345	9,208	7,118
2013	14,767	11,996	121,980	1,001	345	7,511	6,707
2014	14,758	12,177	113,032	964	345	6,361	6,456
Thereafter	152,185	110,451	1,093,355	4,347	1,754	27,792	50,761
Total minimum payments	226,495	179,381	$1,755,562	$9,378	$3,479	$73,028	$85,422
Less amounts representing interest, with interest rates of between 3% and 22%	(101,319)	(89,495)
Present value of minimum sale leaseback and capitalized lease payments	$125,176	$89,886

As of January 3, 2010, the Company had $124,056 of “Favorable leases,” net of accumulated amortization, included in “Other intangible assets” and $92,261 of unfavorable leases included in “Other liabilities,” or $31,795 of net favorable leases.  The future minimum rental payments set forth above reflect the rent expense to be recognized over the lease terms and, accordingly, have been increased by the $31,795 of net favorable leases, net of (1) $31,375 of Straight-Line Rent and (2) $221 which represents amounts advanced by landlords for improvements of leased facilities and reimbursed through future rent payments, less payments to lessees for the right to assume leases which have below market rent.  Estimated sublease future rental receipts exclude sublessor rental obligations for closed locations.

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

The Company leases properties it owns to third parties. Properties leased to third parties under operating leases as of January 3, 2010 and December 28, 2008 include:

	2009	2008
Land	$26,325	$25,617
Buildings and improvements	58,450	55,285
Office, restaurant and transportation equipment	4,437	4,551
	89,212	85,453
Accumulated depreciation	(9,885)	(2,469)
	$79,327	$82,984

The present values of minimum sale-leaseback and capitalized lease payments are included either with “Long-term debt” or “Current portion of long-term debt,” as applicable.

 (15) Guarantees and Other Commitments and Contingencies

Guarantees and Contingent Liabilities

Wendy’s has guaranteed the performance of certain leases and other obligations primarily from Company-owned restaurant locations now operated by franchisees amounting to $81,860.  These leases extend through 2030, including all existing extension or renewal option periods.  We have not received any notice of default related to these leases as of January 3, 2010.  In the event of default by a franchise owner, Wendy’s generally retains the right to acquire possession of the related restaurant locations.  Wendy’s is contingently liable for certain other leases which have been assigned to unrelated third parties amounting to $12,197. These leases expire on various dates, which extend through 2022, including all existing extension or renewal option periods.

RTM, a subsidiary of Wendy’s/Arby’s, guarantees the performance of the lease obligations of 10 RTM restaurants formerly operated by affiliates of RTM as of January 3, 2010, (the “Affiliate Lease Guarantees”).  The former RTM stockholders have indemnified us with respect to the guarantee of the remaining lease obligations.  In addition, RTM remains contingently liable for 12 leases for restaurants sold by RTM prior to our acquisition of RTM in 2005 (the “RTM Acquisition”) if the respective purchasers do not make the required lease payments (collectively with the Affiliate Lease Guarantees, the “Lease Guarantees”).  The Lease Guarantees, which extend through 2025, including all existing extension or renewal option periods, could aggregate a maximum of approximately $14,500 as of January 3, 2010, including approximately $12,000 under the Affiliate Lease Guarantees, assuming all scheduled lease payments have been made by the respective tenants through January 3, 2010.  The estimated fair value of the Lease Guarantees as of the date of the RTM Acquisition was recorded as a liability and is being amortized to “Other income (expense), net” based on the decline in the net present value of those probability adjusted payments in excess of any actual payments made over time.  There remains an unamortized carrying amount of $382 included in “Other liabilities” as of January 3, 2010 with respect to the Lease Guarantees.

Wendy’s is self-insured for most domestic workers’ compensation losses and purchases insurance for general liability and automotive liability losses all subject to $500 per occurrence self-retention limits.  Arby’s purchases insurance for most domestic workers’ compensation, general liability and automotive liability losses subject to $500, $100, and $0 self-retention limits, respectively.  Both Wendy’s and Arby’s determine their liabilities for claims incurred but not reported for the insurance liabilities on an actuarial basis.  Wendy’s and Arby’s are self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations, and determines its liability for health care claims incurred but not reported based on historical claims runoff data.

Wendy’s provided loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new store development and equipment financing. Wendy’s has accrued a liability for the fair value of these guarantees, the calculation for which was based upon a weighed average risk percentage established at the inception of each program. Wendy’s potential recourse for the aggregate amount of these loans amounted to $25,771 as of January 3, 2010.  During 2009, Wendy’s recourse obligation associated with defaulted loans was not material, and Wendy’s has not entered into any new loan guarantees since the Merger Date.  There remains an unamortized carrying amount of $592 included in “Other liabilities” as of January 3, 2010 with respect to the loan guarantees.

Wendy’s/Arby’s Restaurants and Wendy’s individually have outstanding letters of credit of  $33,587 and $287, respectively, with various parties as of January 3, 2010; however, our management does not expect any material loss to result from these letters of credit because we do not believe performance will be required.

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

Purchase and Capital Commitments

Beverage Agreements

Wendy’s and Arby’s have entered into beverage agreements with certain beverage vendors to provide fountain beverage products and certain marketing support funding to the Company and its franchisees.  These agreements require minimum purchases of fountain beverage syrup (“Syrup”), by the Company and its franchisees at certain preferred prices until the total contractual gallon volume usage has been reached.  In connection with these contracts, the Company and its national advertising funds (on behalf of the Company’s franchisees) received certain upfront fees at the inception of the contract which are being amortized based on Syrup usage over the contract term.  In addition, these agreements provide various annual fees paid to us, based on the vendor’s expectation of annual Company Syrup usage, which are amortized over annual usage as a reduction of “Cost of Sales” costs.  Any unamortized amounts are included in “Deferred income” and usage that exceeds estimated amounts are included in “Accounts and notes receivable.”

Beverage purchases made by the Company under these various agreements during 2009, 2008 and 2007 were approximately $27,932, $13,908 and $7,524 respectively.  Future purchases by the Company under these beverage purchase requirements are estimated to be approximately $28,614 per year over the next five years.  Based on current preferred prices and the current ratio of sales at Company-owned restaurants to franchised restaurants, the total remaining Company beverage requirement is approximately $249,739 over the remaining life of the contracts.  As of January 3, 2010, $1,081, net, is due to beverage vendors and included in “Accounts payable” for the decline in Syrup usage in 2009 over originally estimated annual usage amounts, and $1,777 included in “Deferred income” relating to the remaining unamortized upfront fees.

Advertising Commitments

Arby’s had purchase commitments of approximately $2,029 related to execution of advertising strategy, including agency fees and media buy obligations for 2010.  Because most media purchase commitments can be canceled within 90 days of scheduled broadcast, the Company does not believe that termination of these agreements would have a significant impact on the Company’s operations. All of Wendy’s advertising commitments at January 3, 2010 were incurred by the Wendy’s National Advertising Program, Inc.

Capital Expenditures Commitments

As of January 3, 2010, the Company has $18,638 of outstanding commitments for capital expenditures, of which $14,038 is expected to be paid in 2010.

AFA Dues Subsidy

As of April 1, 2010 and for the remainder of 2010, the AFA Board has approved a dues increase based on a tiered rate structure for the payment of the advertising and marketing service fee ranging between 1.4% and 3.6% of sales.  ARG’s advertising and marketing service fee percentage similarly calculated will be approximately 2.4% as of April 1, 2010.  In addition, ARG has agreed to partially subsidize the top two rate tiers in 2010 thereby decreasing franchisees’ effective advertising and marketing service fee percentages.  It is estimated that this subsidy will require payments by ARG of approximately $4,200 to AFA for 2010.

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

(16) Transactions with Related Parties

The following is a summary of transactions between the Company and its related parties:

	2009	2008	2007
Wendy’s/Arby’s cost allocation to restaurant segments (a)	$34,085	$-	$-
Advances to Wendy’s/Arby’s (b)	-	155,000	-
Capital contributions from Wendy’s/Arby’s (b)	-	150,177	-
Other transactions with Wendy’s/Arby’s:
Share-based compensation (c)	13,570	8,770	5,054
Payments for Federal and state income tax (d)	10,417	17,000	-
Expense (net credit) under management service agreements (e)	5,017	(1,504)	4,772
Charitable contributions to the Dave Thomas Foundation for Adoption (f)	-	1,000	-
Charitable contributions to the Arby’s Foundation, Inc. (g)	500	500	575
Dividends paid to Wendy’s/Arby’s (h)	115,000	-	37,000
Senior Notes fees (i)	5,368	-	-
Wendy’s Co-op Agreement (j)	15,500	-	-
Transactions with RTM selling shareholders (k)	-	-	(1,600)
Subleases with ARCOP and The Arby’s Foundation Inc. (l)	213	227	223
Revolving credit facility with AFA Service Corporation (m)	5,089	-	-

___________________
(a)
For the first quarter of 2009, Wendy’s/Arby’s charged the restaurant segments $34,085 for support services.  Prior to that date, the restaurant segments had directly incurred such costs.  In the opinion of management, such allocation was reasonable.  These costs are included in “General and administrative.”  During 2009, we settled $20,526 of such support center costs in cash through our intercompany account with Wendy’s/Arby’s.

On the first day of the second quarter of 2009, we established a shared service center in Atlanta.  As a result, support center costs from that date have been directly incurred by Wendy’s/Arby’s Restaurants and were allocated to the restaurant segments based on budgeted revenues.

(b)
During the fourth quarter of 2008, the Company advanced an aggregate of $155,000 to Wendy’s/Arby’s; Wendy’s/Arby’s used such advances principally to fund $150,177 of capital contributions to Arby’s.  Arby’s used a portion of these capital contributions to prepay the Amended Term Loan in an aggregate principal amount of $143,200.  These advances by the Company do not bear interest and Wendy’s/Arby’s does not currently have intent to repay such advances.  Accordingly, the $155,000 of advances were reflected as a reduction of “Invested Equity.”

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

In 2008, the Company also provided services to Wendy’s/Arby’s. Costs of the services that are allocated to Wendy’s/Arby’s are based on actual direct costs incurred. The Company believes that these allocations were made on a reasonable basis, and that providing these services to Wendy’s/Arby’s creates cost efficiencies; however, there has been no study or any attempt to obtain quotes from third parties to determine what the cost of obtaining such services from third parties would have been. The reimbursement of these costs totaled $6,472 for 2008 and are included as a reduction of “General and administrative.”

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

(f)
In 2008, the Company pledged $1,000 to be paid in equal annual installments over a five year period to be donated to the Dave Thomas Foundation for Adoption, a related party. Payments of $200 were made in 2009 and 2008. The amount pledged was recorded in “General and administrative” in 2008.

(g)
During 2009 and 2008 the Company paid $500 of expenses on behalf of The Arby’s Foundation, Inc. (the “Foundation”) a not-for-profit charitable foundation in which the Company has non-controlling representation on the board of directors, primarily utilizing funds reimbursed to it by one of the beverage companies used by Arby’s as provided by their contract. In 2007 the Company made charitable contributions of $575 to the Foundation.  All such amounts are included in “General and administrative.”  The Company did not make any charitable contributions to the Foundation in 2009 or 2008.

(h)	The Company pays periodic cash dividends to Wendy’s/Arby’s which were charged to “Invested Equity.”

(i)
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

(j)
During the 2009 fourth quarter, Wendy’s and its franchisees entered into a purchasing co-op relationship agreement (the “Co-op Agreement”) to establish a new Wendy’s purchasing co-op, Quality Supply Chain Co-op, Inc. (“QSCC”). QSCC now manages food and related product purchases and distribution services for the Wendy’s system in the United States and Canada.  Through QSCC, Wendy’s and Wendy’s franchisees purchase food, proprietary paper and operating supplies under national contracts with pricing based upon total system volume.

QSCC’s supply chain management will facilitate continuity of supply and provide consolidated purchasing efficiencies while monitoring and seeking to minimize possible obsolete inventory throughout the North American supply chain. The system’s purchasing function for 2009 and prior was performed and paid for by Wendy’s. In order to facilitate the orderly transition of the 2010 purchasing function for North American operations, Wendy’s transferred certain contracts, assets and certain Wendy’s purchasing employees to QSCC in the first quarter of 2010.  Pursuant to the terms of the Co-op Agreement, Wendy’s is required to pay $15,500 to QSCC over an 18 month period in order to provide funding for start-up costs, operating expenses and cash reserves. Future operations will be funded by all members of QSCC, including Wendy’s and its franchisees. The required payments by Wendy’s under the Co-op Agreement were expensed in the fourth quarter of 2009 and included in “General and administrative.”  Effective January 4, 2010, the QSCC will be leasing 9,333 square feet of office space from Wendy’s for a two year period for an average annual rental of $113 with five one-year renewal options.

(k)
During 2007 the Company paid $1,600 to settle a post-closing purchase price adjustment provided for in the agreement and plan of merger pursuant to which the Company acquired RTM. The sellers of RTM included certain current officers of a subsidiary of the Company and a former director of the Company.  The Company reflected such payment as an increase in “Goodwill.”

(l)
ARCOP, the independent Arby’s purchasing cooperative, and the Foundation subleased approximately 2,680 and 3,800 square feet, respectively, of the corporate headquarters office space from ARG in 2009 and 2008. In 2007, ARCOP subleased approximately 2,680 square feet and the Foundation subleased approximately 5,000 square feet of office space from ARG. The Company has received $106, $111, and $106 of sublease income from ARCOP in 2009, 2008, and 2007, respectively, and $107, $116, and $117 of sublease income from the Foundation in 2009, 2008, and 2007, respectively.

(m)
On December 31, 2009, AFA entered into a revolving loan agreement with ARG.  This agreement, which provided for ARG to make revolving loans of up to $5,500 to AFA, was amended on February 25, 2010 to provide for revolving loans of up to $14,500. Under the terms of this agreement, outstanding amounts are due through April 4, 2011 and bear interest at 7.5%.  As of January 3, 2010, the outstanding balance under this agreement was $5,089.

On September 29, 2008, J. David Karam, a minority shareholder, director and former president of Cedar Enterprises, Inc., which directly or through affiliates is a Wendy’s franchisee operator of 133 Wendy's restaurants as of January 3, 2010 and December 28, 2008, became President of Wendy’s.  In connection with Mr. Karam’s employment, Mr. Karam resigned as a director and president of Cedar Enterprises, Inc. but retained his minority ownership.  After the Wendy’s Merger, we recorded $6,240 and $1,801 in royalties and $4,633 and $1,339 in advertising fees in 2009 and 2008, respectively, from Cedar Enterprises and its affiliates as a franchisee of Wendy’s. Cedar Enterprises, Inc. and its affiliates also received $175 and $75 in remodeling incentives in 2009 and 2008 (the period from September 29, 2008 through December 28, 2008), respectively, from Wendy’s pursuant to a program generally available to Wendy’s franchisees.

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

    Mr. Karam was also a minority investor in two other Wendy's franchisee operators, Emerald Food, Inc. and Diamond Foods, L.L.C., which, at the time, were operators of 44 and 16 Wendy's restaurants, respectively.  Mr. Karam disposed of his interests in these companies effective November 5, 2008.

 (17) Legal and Environmental Matters

We are involved in litigation and claims incidental to our current and prior businesses.  We have reserves for all of our legal and environmental matters aggregating $6,105 as of January 3, 2010.  Although the outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us, based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

(18) Advertising Costs and Funds

Since the Wendy’s Merger, the Company participates in three national advertising funds (the “Advertising Funds”) established to collect and administer funds contributed for use in advertising and promotional programs. Contributions to the Advertising Funds are required from both company-owned and franchise restaurants and are based on a percentage of restaurant sales. In addition to the contributions to the various Advertising Funds, company-owned and franchise restaurants make additional contributions to other local and regional advertising programs.

Restricted assets and related liabilities of the Advertising Funds at January 3, 2010 and December 28, 2008 are as follows:

	2009	2008
Cash and cash equivalents	$21,856	$29,270
Accounts and notes receivable	42,195	39,976
Other assets	16,425	11,893
Total assets	$80,476	$81,139

Accounts payable	$52,514	$32,220
Accrued expenses and other current liabilities	41,906	54,457
Member’s deficit	(13,944)	(5,538)
Total liabilities and deficit	$80,476	$81,139

The Company’s advertising expenses in 2009, 2008 and 2007 totaled $182,008, $110,849, and $79,270, respectively.

(19) Business Segments

We manage and internally report our operations in two segments: (1) the operation and franchising of Wendy’s restaurants and (2) the operation and franchising of Arby’s restaurants.  We evaluate segment performance and allocate resources based on each segment’s operating profit (loss).

The Wendy’s restaurants segment is operated through franchised and Company-owned Wendy’s quick service restaurants specializing in hamburger sandwiches. The franchised restaurants are principally located throughout the United States and, to a lesser extent, in 21 foreign countries and U. S. territories with the largest number in Canada. Company-owned restaurants are located in 30 states, with the largest number in Florida, Illinois, Pennsylvania, Ohio, and Texas. Wendy’s restaurants offer an extensive menu featuring hamburgers, filet of chicken breast sandwiches, chicken nuggets, chili, side dishes, freshly prepared salads, soft drinks, milk, Frosty® desserts, floats and kids meals. In addition, the restaurants sell a variety of promotional products on a limited basis. The Bakery is a producer of buns for Wendy’s restaurants, and to a lesser extent for outside parties.

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

The Arby’s restaurants segment is operated through franchised and Company-owned Arby’s quick service restaurants specializing in slow-roasted roast beef sandwiches. The franchised restaurants are principally located throughout the United States, and to a much lesser extent, in four other countries; principally in Canada. Company-owned restaurants are located in 27 states, with the largest number in Michigan, Ohio, Indiana, Florida, and Pennsylvania. Arby’s restaurants also offer an extensive menu of roast beef, chicken, turkey and ham sandwiches, side dishes, snacks, soft drinks and milk, including its Market Fresh® sandwiches, salads, wraps and toasted subs.

We had no customers which accounted for 10% or more of consolidated revenues in 2009, 2008 or 2007. As of January 3, 2010, the Wendy’s restaurants segment has one main in-line distributor of food, packaging and beverage products, excluding produce and breads, that services approximately 57% of its Company-owned and franchised restaurants and two additional in-line distributors that, in the aggregate, service approximately 23% of its Company-owned and franchised restaurants. As of January 3, 2010, Arby’s restaurants segment has one main in-line distributor of food, packaging and beverage products, excluding produce, breads and beverage products, that services approximately 46% of Arby’s Company-owned and franchised restaurants and four additional in-line distributors that, in the aggregate, service approximately 45% of Arby’s Company-owned and franchised restaurants. We believe that our vulnerability to risk concentrations in our restaurant segments related to significant vendors and sources of its raw materials is mitigated as we believe that there are other vendors who would be able to service our requirements. However, if a disruption of service from any of our main in-line distributors was to occur, we could experience short-term increases in our costs while distribution channels were adjusted.

Because our restaurant operations are generally located throughout the United States, and to a much lesser extent, Canada and other foreign countries and U. S. territories, we believe the risk of geographic concentration is not significant.  Our restaurant segments could also be adversely affected by changing consumer preferences resulting from concerns over nutritional or safety aspects of beef, poultry, french fries or other foods or the effects of food-borne illnesses. Our exposure to foreign exchange risk is primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for Canadian operations in the Wendy’s restaurant segment. However, our exposure to Canadian dollar foreign currency risk is mitigated by the fact that less than 10% of our restaurants are in Canada.

The following is a summary of the Company’s segment information:

	Wendy’s	Arby’s
2009	restaurants	restaurants	Corporate	Total
Revenues:
Sales	$2,134,242	$1,064,106	$-	$3,198,348
Franchise revenues	302,853	79,634	-	382,487
	2,437,095	1,143,740	-	3,580,835
Depreciation and amortization	128,048	56,188	4,270	188,506
Operating profit (loss)	$167,753	$(29,248)	$(8,553)	129,952
Interest expense				(125,392)
Other expense, net				(2,973)
Income from continuing operations before income taxes				$1,587

	Wendy’s	Arby’s
2008	restaurants	restaurants	Total
Revenues:
Sales	$530,843	$1,131,448	$1,662,291
Franchise revenues	74,588	85,882	160,470
	605,431	1,217,330	1,822,761
Depreciation and amortization	23,852	61,206	85,058
Operating profit (loss)	$30,788	$(395,304)	(364,516)
Interest expense			(66,925)
Other income, net			3,234
Loss from continuing operations before income taxes			$(428,207)

Income for our equity investment in TimWen is included in the Wendy’s restaurants segment. For the 2007 fiscal year, we only operated in the Arby’s restaurant segment.

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

In the first quarter of 2009, Wendy’s/Arby’s began charging the restaurant segments for support services based upon budgeted segment revenues. Prior to that date, the restaurant segments had directly incurred such costs. Commencing with the second quarter of 2009, Wendy’s/Arby’s established a shared service center in Atlanta and allocated its operating costs to the restaurant segments based also on budgeted segment revenues.

	Wendy’s	Arby’s
2009	restaurants	restaurants	Corporate	Eliminations	Total

Total assets	$3,996,371	$562,192	$2,596,814	$(2,291,487)	$4,863,890

	Wendy’s	Arby’s
2008	restaurants	restaurants	Corporate	Eliminations	Total

Total assets	$3,845,490	$656,848	$-	$-	$4,502,338

	Wendy’s	Arby’s
2009	restaurants	restaurants	Corporate	Eliminations	Total

Long term investments	$102,140	$-	$-	$-	$102,140

	Wendy’s	Arby’s
2008	restaurants	restaurants	Corporate	Eliminations	Total

Long term investments	$96,523	$-	$-	$-	$96,523

	Wendy’s	Arby’s
	restaurants	restaurants	Corporate (a)	Total
2009
Cash capital expenditures	$55,155	$29,646	$17,113	$101,914

2008
Cash capital expenditures	$33,650	$72,274	$-	$105,924

________________
(a) The corporate capital expenditures in 2009 are primarily related to the establishment of our shared services center.

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

Revenues and long-lived asset information by geographic area are as follows:

	U.S.	Canada	Other International	Total
2009
Revenues:
Wendy’s restaurants	$2,190,003	$233,359	$13,733	$2,437,095
Arby’s restaurants	1,140,860	2,725	155	1,143,740
Consolidated revenue	$3,330,863	$236,084	$13,888	$3,580,835

Long-lived assets:
Wendy’s restaurants	$1,114,057	$63,393	$32	$1,177,482
Arby’s restaurants	419,748	7	-	419,755
General corporate	10,621	-	-	10,621
Consolidated Assets	$1,544,426	$63,400	$32	$1,607,858

2008
Revenues:
Wendy’s restaurants	$548,792	$53,201	$3,438	$605,431
Arby’s restaurants	1,213,774	3,419	137	1,217,330
Consolidated revenue	$1,762,566	$56,620	$3,575	$1,822,761

Long-lived assets:
Wendy’s restaurants	$1,216,736	$42,378	$53	$1,259,167
Arby’s restaurants	495,743	10	-	495,753
Consolidated Assets	$1,712,479	$42,388	$53	$1,754,920

2007
Revenues:
Arby’s restaurants	$1,196,706	$3,574	$137	$1,200,417

(20) Quarterly Financial Information (Unaudited)

The table below sets forth summary unaudited consolidated quarterly financial information for 2009 and 2008.  The Company reports on a fiscal year typically consisting of 53 or 52 weeks ending on the Sunday closest to December 31.  With the exception of the fourth quarter of 2009 which had 14 weeks, the remainder of the Company’s fiscal quarters in 2009 and 2008 contained 13 weeks.  Wendy’s has been included in this unaudited consolidated quarterly financial information beginning with the date of the Wendy’s Merger on September 29, 2008.

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

	2009 Quarter Ended
	March 29 (a)	June 28 (a)	September 27 (a)	January 3, 2010 (a)

Revenues	$ 863,984	$ 912,687	$ 903,221	$ 900,943
Cost of sales	675,942	686,462	684,071	682,005
Operating profit (loss)	17,978	68,865	58,532	(15,423)
Net (loss) income	(6,080)	24,255	14,220	(22,746)

	2008 Quarter Ended
	March 30 (b)	June 29 (b)	September 28 (b)	December 28 (b)

Revenues	$ 302,854	$ 313,014	$ 310,371	$ 896,522
Cost of sales	233,445	244,992	239,880	697,213
Operating profit (loss)	17,349	17,264	23,731	(422,860)
Net income (loss)	2,199	2,111	6,369	(375,765)

 _________________
(a)
The operating profit (loss) was materially affected by impairment of other long-lived assets of $6,880, $6,524, $15,528, and $51,024 for the first, second, third and fourth quarters of 2009, respectively.  The impact of the impairment of other long-lived assets on net (loss) income for the first, second, third and fourth quarters, was $4,266, $4,045, $9,627 and $31,635, respectively, after income tax benefits of $2,614, $2,479, $5,901 and $19,389, respectively.

(b)
The operating profit (loss) was materially affected by goodwill impairment of $460,075 for the fourth quarter of 2008. The effect on net (loss) income for the fourth quarter of the goodwill impairment was $391,735, after an income tax benefit of $68,340.

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

(21) Guarantor/Non-Guarantor

Wendy’s/Arby’s Restaurants is the issuer of and certain of its domestic subsidiaries have guaranteed amounts outstanding under our Senior Notes. Each of the guaranteeing subsidiaries is a direct or indirect wholly-owned subsidiary of the Company and each has fully and unconditionally guaranteed the Senior Notes on a joint and several basis.

The following are included in the presentation of our consolidating: (1) Condensed Consolidating Balance Sheet as of January 3, 2010 and December 28, 2008, (2) Condensed Consolidating Statement of Operations for the years ended January 3, 2010, December 28, 2008 and December 30, 2007, and (3) Condensed Consolidating Statement of Cash Flows for the years ended January 3, 2010, December 28, 2008 and December 30, 2007 to reflect:

(a)  Wendy’s/Arby’s Restaurants (the “Parent”);
(b)  the guarantor subsidiaries as a group;
(c)  the non-guarantor subsidiaries as a group;
(d)  elimination entries necessary to combine the Parent with the guarantor and non-guarantor subsidiaries; and
(e)  Wendy’s/Arby’s Restaurants on a consolidating basis.

Substantially all of our domestic restricted subsidiaries that guarantee our senior secured credit facilities are required to be guarantors of the Senior Notes.  Certain of our subsidiaries, including our foreign subsidiaries, do not guarantee our credit facilities and do not guarantee the Senior Notes.

Prior to the fourth quarter of 2009, Wendy’s then wholly-owned captive insurance subsidiary, Scioto Insurance Company (“Scioto”), and Scioto’s wholly-owned subsidiary, Oldemark LLC, which owns substantially all of the U.S. trademarks and other intellectual property associated with the Wendy’s brand, did not (as a result of regulatory requirements) guarantee the Senior Notes.  During the fourth quarter of 2009, Scioto filed articles of dissolution in Vermont and Oldemark LLC became a wholly-owned non-regulated subsidiary of Wendy’s, a guarantor of the Senior Notes, and a co-obligor under Arby’s Credit Agreement.  The accompanying consolidating financial statements for 2008 have been revised from those previously presented to reclassify amounts relating to Oldemark (and Scioto) to guarantors (from non-guarantors), as if such structure had existed since the date of the Wendy’s Merger.

For purposes of presentation of such consolidating information, investments in subsidiaries are accounted for by the Parent on the equity method, as if Wendy’s/Arby’s Restaurants had existed as a separate legal entity by the beginning of the earliest period presented. The elimination entries are principally necessary to eliminate intercompany balances and transactions.

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

CONDENSED CONSOLIDATING BALANCE SHEET

January 3, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$237,608	$268,761	$32,495	$-	$538,864
Restricted cash equivalents	-	1,114	-	-	1,114
Accounts and notes receivable	29	84,291	3,287	-	87,607
Inventories	-	21,870	1,154	-	23,024
Prepaid expenses and other current assets	4,917	21,207	599	-	26,723
Deferred income tax benefit	14,160	33,204	192	-	47,556
Advertising funds restricted assets	-	-	80,476	-	80,476
Total current assets	256,714	430,447	118,203	-	805,364
Due from affiliates	45,415	-	15,188	(60,603)	-
Restricted cash equivalents	-	5,352	-	-	5,352
Investments	-	4,664	97,476	-	102,140
Properties	10,621	1,533,663	63,574	-	1,607,858
Goodwill	-	841,156	45,140	-	886,296
Other intangible assets	18,026	1,346,725	28,132	-	1,392,883
Deferred income tax benefit	79,325	-	92	(79,417)	-
Net investment in subsidiaries	2,371,674	236,447	-	(2,608,121)	-
Deferred costs and other assets	19,966	43,345	686	-	63,997
Total assets	$2,801,741	$4,441,799	$368,491	$(2,748,141)	$4,863,890

LIABILITIES AND INVESTED EQUITY
Current liabilities:
Current portion of long-term debt	$216	$15,761	$201	$-	$16,178
Accounts payable	5,665	83,762	6,412	-	95,839
Accrued expenses and other current liabilities	40,459	217,281	10,441	-	268,181
Advertising funds restricted liabilities	-	-	80,476	-	80,476
Total current liabilities	46,340	316,804	97,530	-	460,674
Long-term debt	552,146	930,776	2,810	-	1,485,732
Due to affiliates	-	103,518	-	(60,603)	42,915
Deferred income	-	12,494	701	-	13,195
Deferred income taxes	-	561,237	21,159	(79,417)	502,979
Other liabilities	5,348	145,296	9,844	-	160,488
Invested equity:
Member interest, $0.01 par value; 1,000 shares authorized, one share issued and outstanding	-	-	-	-	-
Other capital	2,854,775	3,091,081	210,230	(3,301,311)	2,854,775
(Accumulated deficit) retained earnings	(496,862)	(559,401)	30,913	528,488	(496,862)
Advances to Wendy’s/Arby’s	(155,000)	(155,000)	-	155,000	(155,000)
Accumulated other comprehensive (loss) income	(5,006)	(5,006)	(4,696)	9,702	(5,006)
Total invested equity	2,197,907	2,371,674	236,447	(2,608,121)	2,197,907
Total liabilities and invested equity	$2,801,741	$4,441,799	$368,491	$(2,748,141)	$4,863,890

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

CONDENSED CONSOLIDATING BALANCE SHEET

December 28, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$-	$54,527	$8,553	$-	$63,080
Restricted cash equivalents	-	20,792	-	-	20,792
Accounts and notes receivable	-	88,439	2,908	-	91,347
Inventories	-	23,632	1,015	-	24,647
Prepaid expenses and other current assets	-	22,931	719	-	23,650
Deferred income tax benefit	-	28,337	-	-	28,337
Advertising funds restricted assets	-	-	81,139	-	81,139
Total current assets	-	238,658	94,334	-	332,992
Due from affiliates	-	-	16,286	(16,286)	-
Restricted cash equivalents	-	6,462	-	-	6,462
Investments	-	6,751	89,772	-	96,523
Properties	-	1,705,204	49,716	-	1,754,920
Goodwill	-	807,052	52,000	-	859,052
Other intangible assets	-	1,336,666	74,754	-	1,411,420
Net investment in subsidiaries	2,254,775	238,400	-	(2,493,175)	-
Deferred costs and other assets	-	40,488	481	-	40,969
Total assets	$2,254,775	$4,379,681	$377,343	$(2,509,461)	$4,502,338

LIABILITIES AND INVESTED EQUITY
Current liabilities:
Current portion of long-term debt	$-	$29,349	$188	$-	$29,537
Accounts payable	-	128,394	6,851	-	135,245
Accrued expenses and other current liabilities	-	219,900	10,863	-	230,763
Advertising funds restricted liabilities	-	-	81,139	-	81,139
Total current liabilities	-	377,643	99,041	-	476,684
Long-term debt	-	1,058,120	2,030	-	1,060,150
Due to affiliates	-	28,071	-	(16,286)	11,785
Deferred income	-	16,128	732	-	16,860
Deferred income taxes	-	494,256	32,402	-	526,658
Other liabilities	-	150,688	4,738	-	155,426
Invested equity:
Member interest, $0.01 par value; 1,000 shares authorized, one share issued and outstanding	-	-	-	-	-
Other capital	2,958,921	2,958,921	266,013	(3,224,934)	2,958,921
(Accumulated deficit) retained earnings	(506,511)	(506,511)	14,700	491,811	(506,511)
Advances to Wendy’s/Arby’s	(155,000)	(155,000)	-	155,000	(155,000)
Accumulated other comprehensive (loss) income	(42,635)	(42,635)	(42,313)	84,948	(42,635)
Total invested equity	2,254,775	2,254,775	238,400	(2,493,175)	2,254,775
Total liabilities and invested equity	$2,254,775	$4,379,681	$377,343	$(2,509,461)	$4,502,338

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended January 3, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Sales	$-	$2,982,887	$215,461	$-	$3,198,348
Franchise revenues	-	361,716	20,771		382,487
	-	3,344,603	236,232	-	3,580,835
Costs and expenses:
Cost of sales	-	2,538,821	189,659	-	2,728,480
General and administrative	-	433,115	9,571	-	442,686
Depreciation and amortization	4,270	174,001	10,235	-	188,506
Impairment of other long-lived assets	-	79,956	-	-	79,956
Facilities relocation and restructuring	4,282	3,331	403	-	8,016
Other operating expense (income), net	-	10,987	(7,748)		3,239
	8,552	3,240,211	202,120	-	3,450,883
Operating (loss) profit	(8,552)	104,392	34,112	-	129,952
Interest expense	(32,064)	(93,193)	(135)	-	(125,392)
Other income (expense), net	23	12,040	(15,036)	-	(2,973)
Equity in (loss) income of subsidiaries	(52,890)	16,213	-	36,677	-
(Loss) income before income taxes	(93,483)	39,452	18,941	36,677	1,587
Benefit from (provision for) income taxes	103,132	(92,342)	(2,728)	-	8,062
Net income (loss)	$9,649	$(52,890)	$16,213	$36,677	$9,649

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 28, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Sales	$-	$1,612,915	$49,376	$-	$1,662,291
Franchise revenues	-	153,143	7,327	-	160,470
	-	1,766,058	56,703	-	1,822,761
Costs and expenses:
Cost of sales	-	1,369,927	45,603	-	1,415,530
General and administrative	-	210,777	2,384	-	213,161
Depreciation and amortization	-	82,979	2,079	-	85,058
Goodwill impairment	-	460,075	-	-	460,075
Impairment of other long-lived assets	-	9,580	-	-	9,580
Facilities relocation and restructuring	-	3,221	-	-	3,221
Other operating expense (income), net	-	2,455	(1,803)	-	652
	-	2,139,014	48,263	-	2,187,277
Operating (loss) profit	-	(372,956)	8,440	-	(364,516)
Interest expense	-	(66,839)	(86)	-	(66,925)
Other income (expense), net	-	6,809	(3,575)	-	3,234
Equity in (loss) income of subsidiaries	(365,086)	2,962	-	362,164	-
(Loss) income before income taxes	(365,086)	(430,024)	4,779	362,164	(428,207)
Benefit from (provision for) income taxes	-	64,938	(1,817)	-	63,121
Net (loss) income	$(365,086)	$(365,086)	$2,962	$362,164	$(365,086)

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 30, 2007

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Sales	$-	$1,113,436	$-	$-	$1,113,436
Franchise revenues	-	83,407	3,574	-	86,981
	-	1,196,843	3,574	-	1,200,417
Costs and expenses:
Cost of sales	-	892,821	1,629	-	894,450
General and administrative	-	135,743	1,105	-	136,848
Depreciation and amortization	-	56,904	5	-	56,909
Impairment of other long-lived assets	-	2,623	-	-	2,623
Facilities relocation and restructuring	-	652	-	-	652
Other operating expense, net	-	263	-	-	263
	-	1,089,006	2,739	-	1,091,745
Operating profit	-	107,837	835	-	108,672
Interest expense	-	(59,223)	(1)	-	(59,224)
Other income, net	-	3,317	63	-	3,380
Equity in income (loss) of subsidiaries	32,694	(87)	-	(32,607)	-
Income (loss) from continuing operations before income taxes	32,694	51,844	897	(32,607)	52,828
Provision for income taxes	-	(19,001)	(984)	-	(19,985)
Income (loss) from continuing operations	32,694	32,843	(87)	(32,607)	32,843
Loss from discontinued operations, net of income taxes	-	(149)	-	-	(149)
Net income (loss)	$32,694	$32,694	$(87)	$(32,607)	$32,694

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended January 3, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from continuing operating activities:
Net income (loss)	$9,649	$(52,890)	$16,213	$36,677	$9,649
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Equity in loss (income) from continuing operations of subsidiaries	52,890	(16,213)	-	(36,677)	-
Depreciation and amortization	4,270	174,001	10,235	-	188,506
Impairment of other long-lived assets	-	79,956	-	-	79,956
Tax sharing (receivable) payable to Wendy’s/Arby’s, net	(9,648)	50,061	-	-	40,413
Tax sharing payments to Wendy’s/Arby’s	-	(10,417)	-	-	(10,417)
Write-off and amortization of deferred financing costs	1,632	14,164	-	-	15,796
Distributions received from joint venture	-	-	14,583	-	14,583
Share-based compensation provision	3,550	10,020	-	-	13,570
Non-cash rent expense	-	12,618	-	-	12,618
Accretion of long-term debt	718	9,682	-	-	10,400
Provision for doubtful accounts	-	8,279	(110)	-	8,169
Deferred income tax (benefit) provision, net	(94,686)	28,906	(2,761)	-	(68,541)
Other operating transactions with affiliates	(33,506)	48,279	(659)	-	14,114
Equity in earnings in joint venture	-	-	(8,499)	-	(8,499)
Net recognition of vendor incentive	-	(791)	-	-	(791)
Other, net	(559)	11,429	(5,317)	-	5,553
Changes in operating assets and liabilities:
Accounts and notes receivable	(29)	(7,770)	120	-	(7,679)
Inventories	-	1,859	20	-	1,879
Prepaid expenses and other current assets	(4,917)	5,306	732	-	1,121
Accounts payable, accrued expenses and other current liabilities	43,095	(42,353)	539	-	1,281
Net cash (used in) provided by continuing operating activities	(27,541)	324,126	25,096	-	321,681
Cash flows from continuing investing activities:
Capital expenditures	(17,113)	(80,458)	(4,343)	-	(101,914)
Proceeds from dispositions	-	10,472	410	-	10,882
Cost of acquisitions, less cash acquired	-	(2,357)	-	-	(2,357)
Other, net	-	192	-	-	192
Net cash used in continuing investing activities	(17,113)	(72,151)	(3,933)	-	(93,197)
Cash flows from continuing financing activities:
Proceeds from long-term debt	551,061	56,160	286	-	607,507
Repayments of notes payable and long-term debt	(52)	(209,198)	(232)	-	(209,482)
Deferred financing costs	(21,247)	(17,152)	-	-	(38,399)
Capital contributions to affiliates	(132,500)	132,500	-	-	-
Dividends paid to Wendy’s/Arby’s	(115,000)	-	-	-	(115,000)
Net cash provided by (used in) continuing financing activities	282,262	(37,690)	54	-	244,626
Net cash provided by continuing operations	237,608	214,285	21,217	-	473,110
Effect of exchange rate changes on cash	-		2,725	-	2,725
Net cash provided by continuing operations	237,608	214,285	23,942		475,835
Net cash used in operating activities of discontinued operations	-	(51)	-	-	(51)
Net increase in cash and cash equivalents	237,608	214,234	23,942	-	475,784
Cash and cash equivalents at beginning of year	-	54,527	8,553	-	63,080
Cash and cash equivalents at end of year	$237,608	$268,761	$32,495	$-	$538,864

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended December 28, 2008

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from continuing operating activities:
Net (loss) income	$(365,086)	$(365,086)	$2,962	$362,124	$(365,086)
Adjustments to reconcile net (loss) income to net cash provided by continuing operating activities:
Equity in loss (income) from continuing operations of subsidiaries	365,086	(2,962)	-	(362,124)	-
Depreciation and amortization	-	82,979	2,079	-	85,058
Impairment of other long-lived assets	-	9,580	-	-	9,580
Tax sharing payments to Wendy’s/Arby’s	-	(17,000)	-	-	(17,000)
Write-off and amortization of deferred financing costs	-	3,753	-	-	3,753
Distributions received from joint venture	-	-	2,864	-	2,864
Share-based compensation provision	-	8,770	-	-	8,770
Non-cash rent expense	-	3,103	-	-	3,103
Accretion of long-term debt	-	2,452	-	-	2,452
Provision for doubtful accounts	-	556	114	-	670
Deferred income tax benefit, net	-	(62,519)	(204)	-	(62,723)
Other operating transactions with affiliates	-	10,859	(5,596)	-	5,263
Equity in earnings in joint venture	-	-	(1,974)	-	(1,974)
Net recognition of vendor incentive	-	(6,459)	-	-	(6,459)
Goodwill impairment	-	460,075	-	-	460,075
Other, net	-	17,163	(12,811)	-	4,352
Changes in operating assets and liabilities:
Accounts and notes receivable	-	(2,670)	1,303	-	(1,367)
Inventories	-	(70)	(70)	-	(140)
Prepaid expenses and other current assets	-	14,135	5,665	-	19,800
Accounts payable, accrued expenses and other current liabilities	-	(40,780)	(9,246)	-	(50,026)
Net cash provided by (used in) continuing operating activities	-	115,879	(14,914)	-	100,965
Cash flows from continuing investing activities:
Capital expenditures	-	(102,904)	(3,020)	-	(105,924)
Proceeds from dispositions	-	1,322	-	-	1,322
Cost of acquisitions, less cash acquired	-	(9,622)	-	-	(9,622)
Increase in cash from the Wendy’s merger	-	171,421	28,364	-	199,785
Other, net	-	(129)	-	-	(129)
Net cash provided by continuing investing activities	-	60,088	25,344	-	85,432
Cash flows from continuing financing activities:
Proceeds from long-term debt	-	17,753	-	-	17,753
Repayments of notes payable and long-term debt	-	(175,521)	-	-	(175,521)
Capital contributions from Wendy’s/Arby’s	-	150,177	-	-	150,177
Advances to Wendy’s/Arby’s	-	(155,000)	-	-	(155,000)
Other, net	-	(659)	-	-	(659)
Net cash used in continuing financing activities	-	(163,250)	-	-	(163,250)
Net cash provided by continuing operations before effect of exchange rate changes on cash	-	12,717	10,430	-	23,147
Effect of exchange rate changes on cash	-	-	(4,123)	-	(4,123)
Net increase in cash and cash equivalents	-	12,717	6,307	-	19,024
Cash and cash equivalents at beginning of year	-	41,810	2,246	-	44,056
Cash and cash equivalents at end of year	$-	$54,527	$8,553	$-	$63,080

WENDY’S/ARBY’S RESTAURANT, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In Thousands)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended December 30, 2007

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from continuing operating activities:
Net income (loss)	$32,694	$32,694	$(87)	$(32,607)	$32,694
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Equity in (income) loss from continuing operations of subsidiaries	(32,694)	87	-	32,607	-
Depreciation and amortization	-	56,904	5	-	56,909
Impairment of other long-lived assets	-	2,623	-	-	2,623
Amortization of deferred financing costs	-	1,999	-	-	1,999
Share-based compensation provision	-	5,054	-	-	5,054
Non-cash rent expense	-	599	-	-	599
Accretion of long-term debt	-	179	-	-	179
Provision for doubtful accounts	-	631	-	-	631
Deferred income tax benefit, net	-	(8,681)	-	-	(8,681)
Other operating transactions with affiliates	-	26,252	(1,295)	-	24,957
Net recognition of vendor incentive	-	(990)	-	-	(990)
Other, net	-	(4,412)	566	-	(3,846)
Changes in operating assets and liabilities:
Accounts and notes receivable	-	(242)	(114)	-	(356)
Inventories	-	(987)	-	-	(987)
Prepaid expenses and other current assets	-	(14,471)	-	-	(14,471)
Accounts payable, accrued expenses and other current liabilities	-	11,144	1,474	-	12,618
Net cash provided by continuing operating activities	-	108,383	549	-	108,932
Cash flows from continuing investing activities:
Capital expenditures	-	(72,702)	(181)	-	(72,883)
Proceeds from dispositions	-	878	-	-	878
Cost of acquisitions, less cash acquired	-	(4,094)	-	-	(4,094)
Other, net	-	48	-	-	48
Net cash used in continuing investing activities	-	(75,870)	(181)	-	(76,051)
Cash flows from continuing financing activities:
Proceeds from long-term debt	-	23,060	-	-	23,060
Repayments of notes payable and long-term debt	-	(14,292)	-	-	(14,292)
Deferred financing costs	-	(4,517)	-	-	(4,517)
Dividends to Wendy’s/Arby’s	-	(37,000)	-	-	(37,000)
Net cash used in continuing financing activities	-	(32,749)	-	-	(32,749)
Net cash (used in) provided by continuing operations	-	(236)	368	-	132
Net cash used in discontinued operations	-	(285)	-	-	(285)
Net (decrease) increase in cash and cash equivalents	-	(521)	368	-	(153)
Cash and cash equivalents at beginning of year	-	42,331	1,878	-	44,209
Cash and cash equivalents at end of year	$-	$41,810	$2,246	$-	$44,056

 Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and  Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of January 3, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of January 3, 2010, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding the effectiveness of internal control over financial reporting or an attestation report of the Company's independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

On September 29, 2008, Wendy’s/Arby’s Group, Inc. acquired Wendy’s. As part of the integration activities, Wendy’s/Arby’s Group, Inc. financial reporting controls and procedures, which include substantially all of our financial reporting controls and procedures, are being incorporated into this acquired business. During the fourth quarter of 2009, an additional phase of the integration of Wendy’s accounting systems was successfully completed. The integrated accounting system was used for the preparation of financial statements and other information presented in this Annual Report on Form 10-K. We expect further integration of Wendy's processes and systems during 2010.

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

 Item 9B.Other Information.

None.

PART III
Items 10, 11, 12 and 13

Omitted pursuant to General Instruction I of Form 10-K

Item 14. Principal Accounting Fees and Services.

Deloitte & Touche LLP performs audit and other services (the “Services”) for the Company and Wendy’s/Arby’s. The Services performed by Deloitte & Touche LLP are substantially the same for both the Company and Wendy’s/Arby’s, except for audit-related work for the offering and registration of the Company’s Senior Notes, the Wendy’s merger and the sale of Deerfield Capital Corp. (a former Wendy’s/Arby’s subsidiary that was not a subsidiary of the Company).  Therefore, we are unable to reasonably separate the fees attributable to each company, except for the audit-related fees described below. The Company believes that the fees billed by Deloitte & Touche LLP to Wendy’s/Arby’s during the fiscal years ended January 3, 2010 and December 28, 2008 also reflect the cost of its audit and other services as follows:

Audit Fees: Audit fees paid by Wendy’s/Arby’s to Deloitte & Touche LLP in connection with Deloitte & Touche LLP’s review and audit of the Wendy’s/Arby’s and the Company’s annual financial statements, Deloitte & Touche LLP’s review of the Wendy’s/Arby’s and the Company’s interim financial statements included in the Wendy’s/Arby’s and the Company’s Quarterly Reports on Form 10-Q and for services that are provided by Deloitte & Touche LLP in connection with other statutory and regulatory filings or engagements totaled approximately $3,035,000 for fiscal 2009 and $3,500,000 for fiscal 2008.

Audit-Related Fees: The aggregate fees billed by Deloitte & Touche LLP for assurance and related services that are related to the performance of the audit or review of the Wendy’s/Arby’s and the Company’s financial statements and are not reported under the “Audit Fees” above were $610,400 for fiscal 2009 (of which $516,500 was related to the offering and registration of the Company’s Senior Notes) and $1,028,100 for fiscal 2008 (of which $788,100 was related to the Wendy’s merger and $180,000 was related to the sale of Deerfield Capital Corp.).

Tax Fees: The aggregate fees billed by Deloitte & Touche LLP for professional services rendered by Deloitte & Touche LLP for tax compliance, tax advice and tax planning to Wendy’s/Arby’s were $59,000 for fiscal 2009 and $167,265 for fiscal 2008 (principally for income tax services and research, advice and consultation regarding tax-related matters in both fiscal years).

All Other Fees: Fees billed to Wendy’s/Arby’s by Deloitte & Touche LLP for all other products and services provided to Wendy’s/Arby’s and not reported under the three prior headings were $0 for both fiscal 2009 and fiscal 2008.

The Company’s Audit Committee has considered whether the provision of services by Deloitte & Touche LLP that were not related to the audit of the Company’s consolidated financial statements referred to above and to the reviews of the interim financial statements included in the Company’s Form 10-Q is compatible with maintaining Deloitte & Touche LLP’s independence.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee of Wendy’s/Arby’s Group, Inc., the parent company of Wendy’s Arby’s Restaurant’s, LLC, has adopted a policy regarding pre-approval of services provided by its independent registered public accounting firm.   The Audit Committee must also pre-approve any services provided to the Company or any subsidiary by any separate firm that audits the financial statements of any subsidiary if the Company’s independent registered public accounting firm expressly relies on the audit report of such separate firm in its own report on the Company’s financial statements. In general, predictable and recurring covered services may be approved by the Audit Committee (and not any delegate of the committee) on an annual basis. Pre-approval in such circumstances will generally be by reference to classes of covered service, provided that the pre-approval is sufficiently detailed to identify the scope of service to be provided. The policy includes a list of covered services that may be pre-approved, by class, on an annual basis.  Any engagement of the independent registered public accounting firm to perform a pre-approved non-audit service is to be reported by management to the Audit Committee at its next scheduled meeting following the engagement of the independent registered public accounting firm for such service.

Services proposed to be provided by the independent registered public accounting firm that have not been pre-approved, by class, and the fees for such proposed services must be pre-approved on an individual basis by the Audit Committee or its delegate. The total payments that may be made with respect to covered services that constitute “Tax Fees” and “All Other Fees” (as shown above) that have been pre-approved by class may not exceed $200,000 per year. Once such amount has been expended in any year, any additional services (including any additional payments for services in a pre-approved class of “Tax” or “Other” services) that constitute “Tax” or “Other” services must be pre-approved on an individual basis unless otherwise authorized by the Audit Committee (or its delegate(s)).

The Audit Committee may delegate to one or more of its members the authority to grant specific pre-approvals under its policy with respect to audit, review, attest and permitted non-audit services (subject to the limitation on “Tax” and “Other” services noted above), provided that the aggregate estimated fees for the current and all future periods in which the service is to be rendered will not exceed $100,000 for any applicable fiscal year and that the aggregate estimated fees of all covered services approved by the delegate(s) during any fiscal year may not exceed $1,000,000 for any applicable fiscal year. Any pre-approval granted by a delegate(s) is to be reported to the full Audit Committee no later than its next scheduled meeting.

None of the non-audit services provided by Deloitte & Touche LLP in 2009 were approved under the Securities and Exchange Commission’s de minimis exception to audit committee approval.

PART IV
Item 15.Exhibits and Financial Statement Schedules.

  (a) 1.  Financial Statements:

See Index to Financial Statements (Item 8).

All other schedules have been omitted since they are either not applicable or the information is contained elsewhere in “Item  8. Financial Statements and Supplementary Data.”

2.  Exhibits:

Copies of the following exhibits are available at a charge of $.25 per page upon written request to the Secretary of the registrant at 1155 Perimeter Center West, Atlanta, Georgia 30338.  Exhibits that are incorporated by reference to documents filed previously by the registrant under the Securities Exchange Act of 1934, as amended, are filed with the Securities and Exchange Commission under File No. 333-161613.  Exhibits that are incorporated by reference to documents filed previously under the Securities Exchange Act of 1934, as amended, are filed with the Securities and Exchange Commission under File No. 1-02207 for documents filed by Wendy’s/Arby’s Group, Inc. (or its predecessor company Triarc Companies, Inc.) or File No. 1-8116 for documents filed by Wendy’s International, Inc.

EXHIBIT NO.	DESCRIPTION

2.1
Agreement and Plan of Merger, dated as of April 23, 2008, by and among Triarc Companies, Inc., Green Merger Sub Inc. and Wendy’s International, Inc., incorporated herein by reference to Exhibit 2.1 to Triarc’s Current Report on Form 8-K dated April 29, 2008 (SEC file no. 001-02207).

2.2
Side Letter Agreement, dated August 14, 2008, by and among Triarc Companies, Inc., Green Merger Sub, Inc. and Wendy’s International, Inc., incorporated herein by reference to Exhibit 2.3 to Triarc’s Registration Statement on Form S-4, Amendment No.3, filed on August 15, 2008 (Reg. no. 333-151336).

3.1
Certificate of Formation of Wendy’s/Arby’s Restaurants, LLC, as amended to date, incorporated by reference to Exhibit 3.1 to Wendy’s/Arby’s Restaurants’ Registration Statement on Form S-4 filed on August 28, 2009 (Reg. no. 333-161613).

3.2
Third Amended and Restated Limited Liability Company Operating Agreement of Wendy’s/Arby’s Restaurants, LLC, incorporated by reference to Exhibit 3.2 to Wendy’s/Arby’s Restaurants’ Registration Statement on Form S-4 filed on August 28, 2009 (Reg. no. 333-161613).

4.1
Indenture between Wendy’s International, Inc. and Bank One, National Association, pertaining to 6.25% Senior Notes due November 15, 2011 and 6.20% Senior Notes due June 15, 2014, incorporated herein by reference to Exhibit 4(i) of the Wendy’s International, Inc. Form 10-K for the year ended December 30, 2001 (SEC file no. 001-08116).

4.2
Indenture, dated as of June 23, 2009, among Wendy’s/Arby’s Restaurants, LLC, the guarantors named therein and U.S. Bank National Association, as Trustee, incorporated herein by reference to Exhibit 4.1 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).

4.3
Registration Rights Agreement, dated as of June 23, 2009, among Wendy’s/Arby’s Restaurants, LLC, the guarantors named therein and the initial purchasers named therein, incorporated herein by reference to Exhibit 4.2 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).

4.4
Supplemental Indenture, dated as of July 8, 2009, among Wendy’s/Arby’s Restaurants, LLC, the guarantors named therein and U.S. Bank National Association, as Trustee, incorporated herein by reference to Exhibit 4.3 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).

4.5	Form of Exchange Note, incorporated by reference to Exhibit A of Exhibit 4.1 to Wendy’s/Arby’s Restaurants’ Registration Statement on Form S-4 filed on August 28, 2009 (Reg. no. 333-161613).
4.6	Supplemental Indenture, dated as of December 21, 2009, among Wendy’s/Arby’s Restaurants, LLC, the guarantors named therein and U.S. Bank National Association, as Trustee.*
10.1
Triarc Companies, Inc. Amended and Restated 1997 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated May 19, 2005 (SEC file no. 001-02207).**

10.2
Form of Non-Incentive Stock Option Agreement under the Triarc Companies, Inc. Amended and Restated 1997 Equity Participation Plan, incorporated herein by reference to Exhibit 10.6 to Triarc’s Current Report on Form 8-K dated March 16, 1998 (SEC file no. 001-02207).**

10.3
Triarc Companies, Inc. Amended and Restated 1998 Equity Participation Plan, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K dated May 19, 2005 (SEC file no. 001-02207).**

10.4
Form of Non-Incentive Stock Option Agreement under the Triarc Companies, Inc. Amended and Restated 1998 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated May 13, 1998 (SEC file no. 001-02207).**

10.5
Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.5 to Wendy’s/Arby’s Group’s Form 10-K for the year ended December 28, 2008 (SEC file no. 001-02207).**

10.6
Form of Non-Incentive Stock Option Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 99.6 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated December 22, 2008 (SEC file no. 001-02207).**

10.7
Form of Restricted Stock Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.7 to Wendy’s/Arby’s Group’s Form 10-K for the year ended December 28, 2008 (SEC file no. 001-02207).**

10.8
Form of Non-Employee Director Restricted Stock Award Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, incorporated herein by reference to Exhibit 10.7 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).**

10.9
Form of Non-Incentive Stock Option Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.10
Form of Restricted Share Unit Award Agreement under the Wendy’s Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.2 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).

10.11	1999 Executive Bonus Plan, incorporated herein by reference to Exhibit A to Triarc’s 1999 Proxy Statement (SEC file no. 001-02207).**
10.12
Amendment to the Triarc Companies, Inc. 1999 Executive Bonus Plan, dated as of June 22, 2004, incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K dated June 1, 2005 (SEC file no. 001-02207).**

10.13
Amendment to the Triarc Companies, Inc. 1999 Executive Bonus Plan effective as of March 26, 2007, incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated June 6, 2007 (SEC file no. 001-02207).**

10.14
Wendy’s International, Inc. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-Q for the quarter ended April 2, 2006 (SEC file no. 001-08116).**

10.15
Amendments to the Wendy’s International, Inc. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.12 to Wendy’s/Arby’s Group’s Form 10-K for the year ended December 28, 2008 (SEC file no. 001-02207).**

10.16
Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Annex C to the Wendy’s International, Inc. Definitive 2007 Proxy Statement, dated March 12, 2007 (SEC file no. 001-08116).**

10.17
First Amendment to the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(d) of the Wendy’s International, Inc. Form 10-Q for the quarter ended September 30, 2007 (SEC file no. 001-08116).**

10.18
Amendments to the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.15 to Wendy’s/Arby’s Group’s Form 10-K for the year ended December 28, 2008 (SEC file no. 001-02207).**

10.19
Form of Stock Option Award Letter for U.S. Grantees under the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.20
Form of Stock Unit Award Agreement under the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.4 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.21
Form of letter amending non-qualified stock options granted under the Wendy’s International, Inc. 2007 Stock Incentive Plan on May 1, 2007 and May 1, 2008 to certain former directors of Wendy’s International, Inc. incorporated herein by reference to Exhibit 10.5 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.22
Wendy’s International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-K for the year ended December 29, 2002 (SEC file no. 001-08116).**

10.23
First Amendment to the Wendy’s International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-K for the year ended December 31, 2006 (SEC file no. 001-08116).**

10.24
Amended and Restated Wendy’s International, Inc. Supplemental Executive Retirement Plan No. 2, incorporated herein by reference to Exhibit 10.24 to Wendy’s/Arby’s Group’s Form 10-K for the year ended January 3, 2010 (SEC file no. 001-02207). **

10.25
Amended and Restated Wendy’s International, Inc. Supplemental Executive Retirement Plan No. 3, incorporated herein by reference to Exhibit 10.25 to Wendy’s/Arby’s Group’s Form 10-K for the year ended January 3, 2010 (SEC file no. 001-02207). **

10.26
Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 28, 2009, incorporated herein by reference to Exhibit 10.6 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).**

10.27
Amended and Restated Credit Agreement, dated as of July 25, 2005, amended and restated as of March 11, 2009, among Wendy’s International, Inc., Wendy’s International Holdings, LLC, Arby’s Restaurant Group, Inc., Arby’s Restaurant Holdings, LLC, Triarc Restaurant Holdings, LLC, the Lenders and Issuers party thereto, Citicorp North America, Inc., as administrative agent and collateral agent, Bank of America, N.A. and Credit Suisse, Cayman Islands Branch, as co-syndication agents, Wachovia Bank, National Association, SunTrust Bank and GE Capital Franchise Finance Corporation, as co-documentation agents, Citigroup Global Markets Inc., Banc of America Securities LLC and Credit Suisse, Cayman Islands Branch, as joint lead arrangers and joint book-running managers, incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on March 12, 2009 (SEC file no. 001-02207).

10.28
Amended and Restated Pledge and Security Agreement dated March 11, 2009, by and between Wendy’s International, Inc., Wendy’s International Holdings, LLC, Arby’s Restaurant Group, Inc., and Arby’s Restaurant Holdings, LLC, and Citicorp North America, Inc., as collateral agent incorporated herein by reference to Exhibit 10.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on March 12, 2009 (SEC file no. 001-02207).

10.29
Amendment No. 1 to Amended and Restated Credit Agreement and Amended and Restated Pledge and Security Agreement, dated as of June 10, 2009, incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated June 10, 2009 (SEC file no. 001-02207).

10.30
Form of Increase Joinder dated as of March 17, 2009 among Arby’s Restaurant Group, Inc., Wendy’s International Holdings, Inc., Arby’s Restaurant Holdings, LLC, Wendy’s International, Inc., Citicorp North America, Inc., The Huntington National Bank, Fifth Third Bank, Wells Fargo Bank, National Association and Bank of America, N.A., incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on March 20, 2009 (SEC file no. 001-02207).

10.31
Assignment of Rights Agreement between Wendy’s International, Inc. and Mr. R. David Thomas, incorporated herein by reference to Exhibit 10(c) of the Wendy’s International, Inc. Form 10-K for the year ended December 31, 2000 (SEC file no. 001-08116).

10.32
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Nelson Peltz., incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K dated January 4, 2008 (SEC file no. 001-02207).**

10.33
Separation Agreement, dated as of April 30, 2007, between Triarc Companies, Inc. and Peter W. May, incorporated herein by reference to Exhibit 10.4 to Triarc’s Current Report on Form 8-K dated April 30, 2007 (SEC file no. 001-02207).**

10.34
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Peter W. May, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K dated January 4, 2008 (SEC file no. 001-02207).**

10.35
Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated June 11, 2009 (SEC file no. 001-02207).

10.36
Consulting and Employment Agreement dated July 25, 2008 between Triarc Companies, Inc. and J. David Karam, incorporated herein by reference to Exhibit 99.1 to Triarc’s Current Report on Form 8-K dated July 25, 2008 (SEC file no. 001-02207).**

10.37
Amended and Restated Letter Agreement dated as of December 18, 2008 between Sharron Barton and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 99.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.38
Amended and Restated Letter Agreement dated as of December 18, 2008 between Nils H. Okeson and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 99.3 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.39
Amended and Restated Letter Agreement dated as of December 18, 2008 between Stephen E. Hare and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 99.4 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.40
Amended and Restated Letter Agreement dated as of December 18, 2008 between Roland C. Smith and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 99.5 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 28, 2008 (SEC file no. 001-02207).**

10.41
Form of Indemnification Agreement, between Wendy’s/Arby’s Group, Inc. and certain officers, directors, and employees thereof, incorporated herein by reference to Exhibit 10.47 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.42
Form of Indemnification Agreement between Arby’s Restaurant Group, Inc. and certain directors, officers and employees thereof, incorporated herein by reference to Exhibit 10.40 to Triarc’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (SEC file no. 001-02207).**

10.43
Form of Indemnification Agreement for officers and employees of Wendy’s International, Inc. and its subsidiaries, incorporated herein by reference to Exhibit 10 of the Wendy’s International, Inc. Current Report on Form 8-K filed July 12, 2005 (SEC file no. 001-08116).**

10.44
Form of First Amendment to Indemnification Agreement between Wendy’s International, Inc. and its directors and certain officers and employees, incorporated herein by reference to Exhibit 10(b) of the Wendy’s International, Inc. Form 10-Q for the quarter ended June 29, 2008 (SEC file no. 001-08116).**

10.45
Tax Sharing Agreement, dated as of May 26, 2009, among Wendy’s/Arby’s Group, Inc. and certain of its subsidiaries party thereto, incorporated by reference to Exhibit 10.40 to Wendy’s/Arby’s Restaurants’ Registration Statement on Form S-4 filed on August 28, 2009 (Reg. no. 333-161613).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-K.*
99.1	Audited Financial Statements of TimWen Partnership*
______________________
*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

Instruments defining the rights of holders of certain issues of long-term debt of the Company and its consolidated subsidiaries have not been filed as exhibits to this Form 10-K because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each of such instruments to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WENDY’S/ARBY’S RESTAURANTS, LLC (Registrant)
Dated: March 19, 2010	By: /s/ Roland C. Smith
Roland C. Smith
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 19, 2010 by the following persons on behalf of the registrant in the capacities indicated.

Signature	Titles
/s/ Roland C. Smith	President, Chief Executive Officer, and Manager
(Roland C. Smith)	(Principal Executive Officer)
/s/ Stephen E. Hare	Senior Vice President and Chief Financial Officer, and Manager
(Stephen E. Hare)	(Principal Financial Officer)
/s/ Steven B. Graham	Senior Vice President and Chief Accounting Officer
(Steven B. Graham)	(Principal Accounting Officer)
/s/ Nils H. Okeson	Manager
(Nils H. Okeson) /s/ Joseph A. Levato	Manager
(Joseph A. Levato) /s/ David E. Schwab II	Manager
(David E. Schwab II) /s/ Raymond S. Troubh	Manager
(Raymond S. Troubh)
/s/ Jack G. Wasserman	Manager
(Jack G. Wasserman)