Form 10-Q
period 2010-05-13
Wendy's/Arby's Restaurants, LLC
filed 2010-05-13
CIK 1467974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ] No [X]*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]              Accelerated filer [  ]                   Non-accelerated filer [X]               Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

*The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period it was required to file such reports and thereafter to the date hereof.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	April 4,	January 3,
	2010	2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$435,786	$538,864
Accounts and notes receivable	85,150	87,607
Inventories	21,778	23,024
Prepaid expenses and other current assets	52,766	27,837
Deferred income tax benefit	47,565	47,556
Advertising funds restricted assets	77,484	80,476
Total current assets	720,529	805,364
Investments	105,372	102,140
Properties	1,575,174	1,607,858
Goodwill	888,280	886,296
Other intangible assets	1,383,019	1,392,883
Deferred costs and other assets	65,780	69,349
Total assets	$4,738,154	$4,863,890

LIABILITIES AND INVESTED EQUITY
Current liabilities:
Current portion of long-term debt	$14,162	$16,178
Accounts payable	73,161	95,839
Accrued expenses and other current liabilities	250,127	268,181
Advertising funds restricted liabilities	77,484	80,476
Total current liabilities	414,934	460,674
Long-term debt	1,487,415	1,485,732
Due to Wendy’s/Arby’s	34,415	42,915
Deferred income	41,314	13,195
Deferred income taxes	499,495	502,979
Other liabilities	164,287	160,488
Commitments and contingencies
Invested equity:
Member interest, $0.01 par value; 1,000 shares authorized, one share issued and outstanding	-	-
Other capital	2,746,007	2,854,775
Accumulated deficit	(499,422)	(496,862)
Advances to Wendy’s/Arby’s	(155,000)	(155,000)
Accumulated other comprehensive income (loss)	4,709	(5,006)
Total invested equity	2,096,294	2,197,907
Total liabilities and invested equity	$4,738,154	$4,863,890

See accompanying notes to condensed consolidated financial statements.

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)

	Three Months Ended
	April 4,	March 29,
	2010	2009
	(Unaudited)
Revenues:
Sales	$748,197	$773,243
Franchise revenues	89,250	90,741
	837,447	863,984
Costs and expenses:
Cost of sales	641,422	675,937
General and administrative	108,760	109,304
Depreciation and amortization	45,860	51,204
Impairment of other long-lived assets	11,601	6,880
Facilities relocation and restructuring	-	1,154
Other operating expense, net	1,550	1,527
	809,193	846,006
Operating profit	28,254	17,978
Interest expense	(35,939)	(21,714)
Other income (expense), net	495	(4,798)
Loss before income tax benefit	(7,190)	(8,534)
Benefit from income taxes	4,630	2,454
Net loss	$(2,560)	$(6,080)

See accompanying notes to condensed consolidated financial statements.

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	April 4,	March 29,
	2010	2009

Cash flows from operating activities:
Net loss	$(2,560)	$(6,080)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,860	51,204
Net receipt of deferred vendor incentive	31,067	29,368
Impairment of other long-lived assets	11,601	6,880
Share-based compensation provision	3,307	3,306
Distributions received from joint venture	2,968	3,421
Non-cash rent expense	2,879	5,196
Accretion of long-term debt	2,715	2,416
Provision for doubtful accounts	2,600	792
Write-off and amortization of deferred financing costs	1,695	5,063
Tax sharing payable to Wendy’s/Arby’s, net	(4,627)	-
Tax sharing payment to Wendy’s/Arby’s	-	(5,000)
Operating transactions with Wendy’s/Arby’s	(3,624)	27,129
Deferred income tax benefit, net	(3,433)	(2,454)
Equity in earnings in joint venture	(1,850)	(1,658)
Other, net	1,596	(1,075)
Changes in operating assets and liabilities, net:
Accounts and notes receivable	2,041	(4,198)
Inventories	1,295	348
Prepaid expenses and other current assets	(5,319)	(12,150)
Accounts payable	(11,959)	(32,385)
Accrued expenses and other current liabilities	(39,189)	3,422
Net cash provided by operating activities	37,063	73,545
Cash flows from investing activities:
Capital expenditures	(27,143)	(16,568)
Proceeds from dispositions	2,492	6,246
Other, net	(60)	208
Net cash used in investing activities	(24,711)	(10,114)
Cash flows from financing activities:
Dividends to Wendy’s/Arby’s	(112,000)	-
Repayments of long-term debt	(4,849)	(55,461)
Proceeds from long-term debt	161	52,633
Deferred financing costs	-	(11,148)
Net cash used in financing activities	(116,688)	(13,976)
Net cash (used in) provided by operations before effect of exchange rate changes on cash	(104,336)	49,455
Effect of exchange rate changes on cash	1,258	(112)
Net (decrease) increase in cash and cash equivalents	(103,078)	49,343
Cash and cash equivalents at beginning of period	538,864	63,080
Cash and cash equivalents at end of period	$435,786	$112,423

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In Thousands)

	Three Months Ended
	April 4,	March 29,
	2010	2009
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for:
Interest	$42,838	$19,520
Income taxes, net of refunds	$3,202	$1,157
Supplemental non-cash investing and financing activities:
Total capital expenditures	$28,505	$18,154
Cash capital expenditures	(27,143)	(16,568)
Non-cash capitalized lease and certain sales-leaseback obligations	$1,362	$1,586

See accompanying notes to condensed consolidated financial statements.

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

(1)   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of Wendy’s/Arby’s Restaurants, LLC (“Wendy’s/Arby’s Restaurants” and, together with its subsidiaries, the “Company”, “we”, “us” or “our”), a direct wholly owned subsidiary of Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, however, the Financial Statements contain all adjustments necessary to present fairly our financial position as of April 4, 2010 and results of our operations for the three months ended April 4, 2010 and March 29, 2009 and our cash flows for the three months ended April 4, 2010 and March 29, 2009.  The results of operations for the three months ended April 4, 2010 are not necessarily indicative of the results to be expected for the full 2010 fiscal year. The unaudited condensed consolidated financial statements present the historical results of Wendy’s and Arby’s as if Wendy’s/Arby’s Restaurants had existed as a separated legal entity by the beginning of the earliest period presented. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010 (the “Form 10-K”).

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. Our 2009 fiscal year consisted of 53 weeks. Both three month periods presented contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.

(2)   Dispositions

During the three months ended March 29, 2009, the Company received proceeds from dispositions of $6,246 consisting of $3,384 from the sale of 10 Wendy’s units to a franchisee and $2,862 related to other dispositions. These sales resulted in a gain of $2,334 which is included in “Depreciation and amortization.”

Restaurant dispositions during the three months ended April 4, 2010 were not significant.

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

(3)  Fair Value Measurement of Financial Assets and Liabilities

The carrying amounts and estimated fair values of the Company’s financial assets and liabilities were as follows:

	April 4, 2010
	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents (a)	$435,786	$435,786
Restricted cash equivalents (a):
Current included in “Prepaid expenses and other current assets”	1,076	1,076
Non-current included in “Deferred costs and other assets”	5,036	5,036
Non-current cost investment (b)	4,664	6,180
Interest rate swaps (c)	3,575	3,575
Financial liabilities:
Long-term debt, including current portion:
10.00% Senior notes (d)	552,135	607,375
Senior secured term loan, weighted average effective interest of 7.25% (d)	250,829	253,337
6.20% Senior notes (d)	206,595	230,625
6.25% Senior notes (d)	195,329	207,000
Sale-leaseback obligations (e)	124,524	125,698
Capitalized lease obligations (e)	87,346	88,470
7% Debentures (d)	80,353	88,000
Other	4,466	4,477
Total long-term debt, including current portion	$1,501,577	$1,604,982
Guarantees of:
Lease obligations for Arby’s restaurants not operated by the Company (f)	$372	$372
Wendy’s franchisee loans obligations (g)	$500	$500

_______________________
(a)	The carrying amounts approximated fair value due to the short-term maturities of the cash equivalents or restricted cash equivalents.

(b)
The fair value of this investment was based on a statement of account received from the investment manager which was principally based on quoted market or broker/dealer prices.  To the extent that some of the underlying investments do not have available quoted market or broker/dealer prices, the Company relied on valuations performed by the investment manager or investees in valuing those investments.

(c)	The fair values were based on information provided by the bank counterparties that is model-driven and whose inputs were observable or whose significant value drivers were observable.

(d)	The fair values were based on quoted market prices.

(e)
The fair values were determined by discounting the future scheduled principal payments using an interest rate assuming the same original issuance spread over a current Treasury bond yield for securities with similar durations.

(f)
The fair value was assumed to reasonably approximate the carrying amount since the carrying amount represented the fair value as of the acquisition of these lease obligations (2005) less subsequent amortization.

(g)
Wendy’s provided loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new store development and equipment financing. Wendy’s has accrued a liability for the fair value of these guarantees, the calculation for which was based upon a weighed average risk percentage established at the inception of each program.

The carrying amounts of current accounts, notes receivable and non-current notes receivable (included in “Deferred costs and other assets”) approximated fair value due to the effect of related allowances for doubtful accounts and notes receivable. The carrying amounts of accounts payable, accrued expenses and advertising funds restricted assets and liabilities approximated fair value due to the short-term maturities of those items.

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

Valuation techniques under the accounting guidance related to fair value measurements were based on observable and unobservable inputs.  Observable inputs reflected readily obtainable data from independent sources, while unobservable inputs reflected our market assumptions.  These inputs are classified into the following hierarchy:

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

The following table presents our financial assets and liabilities (other than cash and cash equivalents) measured at fair value on a recurring basis as of April 4, 2010 by the valuation hierarchy as defined in the fair value guidance:

	April 4,	Fair Value Measurements
	2010	Level 1	Level 2	Level 3

Interest rate swaps (included in “Deferred costs and other assets”)	$3,575	$-	$3,575	$-

(4)	Impairment of Other Long-lived Assets

	Three Months Ended
	April 4,	March 29,
	2010	2009
Arby’s restaurants segment:
Impairment of Company-owned restaurants:
Properties	$10,689	$5,894
Intangible assets	912	567
	11,601	6,461
Wendy’s restaurants segment:
Impairment of Company-owned restaurants:
Properties	-	419
Total impairment of other long-lived assets	$11,601	$6,880

The Arby’s Company-owned restaurants impairment losses in each period predominantly reflected (1) impairment charges on all restaurant level assets resulting from the deterioration in operating performance of certain restaurants, (2) additional charges for capital improvements in restaurants impaired in a prior period which did not subsequently recover, and (3) write-downs in the carrying value of certain surplus properties and properties held for sale. The Wendy’s restaurants segment impairment losses in the 2009 first quarter reflected write downs in the carrying value of certain surplus properties and properties held for sale.

All of these impairment losses represented the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of other long-lived assets.” The fair values of impaired assets discussed above for the Arby’s and Wendy’s restaurants segments were generally estimated based on the present values of the associated cash flows and on the market value with respect to land (Level 3 inputs).  There is no remaining carrying value of the properties and intangible assets which were measured at fair value during the first quarter of 2010.

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

(5)	Facilities Relocation and Restructuring

  The Company incurred restructuring charges in 2009, primarily related to severance in conjunction with the merger with Wendy’s (the “Wendy’s Merger”). The balance of this restructuring accrual, which is included in “Accrued expenses and other liabilities,” was $2,917 at April 4, 2010 and $5,630 at January 3, 2010. Total payments related to this accrual during the three months ended April 4, 2010 were $2,713. We do not expect to incur any additional restructuring charges with respect to the Wendy’s Merger.

(6)	Investment in Joint Venture with Tim Hortons Inc.

Wendy’s is a partner in a Canadian restaurant real estate joint venture (“TimWen”) with Tim Hortons Inc. Wendy’s 50% share of the joint venture is accounted for using the Equity Method. Our equity in earnings from TimWen is included in “Other operating expense, net.”

Presented below is an unaudited summary of activity related to our portion of TimWen included in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations:

	Three Months Ended
	April 4, 2010	March 29, 2009
Balance at beginning of period	$97,476	$89,771

Equity in earnings for the period	2,698	2,295
Amortization of purchase price adjustments	(848)	(637)
	1,850	1,658

Distributions	(2,968)	(3,421)
Currency translation adjustment included in “Comprehensive income (loss)”	4,350	(1,463)
Balance at end of period (a)	$100,708	$86,545
__________________________
(a)	Included in “Investments”.

Presented below is a summary of unaudited financial information of TimWen as of and for the three months ended April 4, 2010 and March 29, 2009, respectively, in Canadian dollars. The summary balance sheet financial information does not distinguish between current and long-term assets and liabilities:

	April 4, 2010		March 29, 2009
	(Canadian)		(Canadian)
Balance sheet information:
Properties	C$	82,005	C$	86,202
Cash and cash equivalents		-		2,103
Accounts receivable		4,107		4,553
Other		3,418		2,080
	C$	89,530	C$	94,938

Accounts payable and accrued liabilities	C$	1,195	C$	1,421
Other liabilities		9,006		10,893
Partners’ equity		79,329		82,624
	C$	89,530	C$	94,938

	Three Months Ended
	April 4, 2010		March 29, 2009
	(Canadian)		(Canadian)
Income statement information:
Revenues	C$	8,720	C$	8,862
Income before income taxes and net income		5,376		5,703

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

(7)	Income Taxes

The Company is included in the consolidated Federal and certain state returns of Wendy’s/Arby’s, but provides for Federal and state income taxes on the same basis as if the Company and its subsidiaries filed consolidated returns separate from Wendy’s/Arby’s. Amounts payable for Federal and certain state income taxes are paid in cash by the Company to Wendy’s/Arby’s under a tax sharing agreement.  During the three months ended April 4, 2010, the Company made no cash payments under this tax sharing agreement.

The effective tax rate for the three months ended April 4, 2010 and March 29, 2009 was 64.4% and 28.7%, respectively.  The effective rates vary from the U.S. federal statutory rate of 35% due to the 2010 and 2009 three month effect of (1) state income taxes, net of federal income tax benefit, (2) non-deductible expenses, (3) a reduction in our state valuation allowances in 2010, (4) adjustments to our uncertain tax positions, and (5) tax credits.

For the three months ended April 4, 2010 and March 29, 2009, we increased our unrecognized tax benefits for prior periods by $2,818 and $1,172, respectively.  Additionally, we increased interest on unrecognized tax benefits for these periods by $791 and $207, respectively.  There were no other significant changes to unrecognized tax benefits and related interest and penalties in the three months ended April 4, 2010 and March 29, 2009.

The Internal Revenue Service (the “IRS”) is currently conducting an examination of Wendy’s/Arby’s 2010 and 2009 U.S. Federal income tax return years as part of the Compliance Assurance Process (“CAP”).  As part of CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return.  Wendy’s/Arby’s participated in CAP beginning with the tax period ended December 28, 2008 and Wendy’s has been a participant since its 2006 tax year. Any matters relating to Wendy’s/Arby’s December 28, 2008 U.S. Federal income tax return and to Wendy’s U.S. Federal income tax returns for 2007 and prior years have been settled.

Wendy’s/Arby’s U.S. Federal income tax returns for periods ended December 31, 2006 through September 29, 2008 are not currently under examination by the IRS. Our foreign income tax returns are open to examination primarily for periods ending on or after January 1, 2006. Certain of these foreign income tax returns are currently under examination. Some of our state income tax returns are currently under examination. Certain of these states have issued notices of proposed tax assessments aggregating $3,888. We dispute these notices and believe their ultimate resolution will not have a material adverse impact on our consolidated financial position or results of operations.

(8)	Invested Equity

The following is a summary of the changes in invested equity:

	Three Months Ended
	April 4,	March 29,
	2010	2009

Balance, beginning of year	$2,197,907	$2,254,775
Comprehensive income (loss) (a)	7,155	(316)
Share-based compensation expense	3,307	3,306
Dividends paid to Wendy’s/Arby’s	(112,000)	-
Other	(75)	(2,314)
Balance, end of period	$2,096,294	$2,255,451

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

(a) The following is a summary of the components of comprehensive income (loss), net of income taxes:

	Three Months Ended
	April 4,	March 29,
	2010	2009

Net loss	$(2,560)	$(6,080)
Net change in currency translation adjustment	9,704	5,752
Net unrecognized pension gain	11	12
Other comprehensive income	9,715	5,764
Comprehensive income (loss)	$7,155	$(316)

(9)	Business Segments

We manage and internally report our operations in two segments: (1) the operation and franchising of Wendy’s restaurants and (2) the operation and franchising of Arby’s restaurants. We evaluate segment performance and allocate resources based on each segment’s operating profit (loss).

In the first quarter of 2009, Wendy’s/Arby’s charged the restaurant segments for certain corporate support services based upon budgeted segment revenues. Commencing with the second quarter of 2009, Wendy’s/Arby’s Restaurants established a shared service center in Atlanta and allocated all its operating costs to the restaurant segments based also on budgeted segment revenues.

The following is a summary of our segment information:

	Three Months Ended April 4, 2010

	Wendy’s	Arby’s
	restaurants	restaurants	Corporate	Total
Revenues:
Sales	$512,747	$235,450	$-	$748,197
Franchise revenues	71,967	17,283	-	89,250
	584,714	252,733	-	837,447
Depreciation and amortization	28,795	13,894	3,171	45,860
Impairment of other long-lived assets	-	11,601	-	11,601
Operating profit (loss)	$52,400	$(20,975)	$(3,171)	28,254
Interest expense				(35,939)
Other income, net				495
Loss before income taxes				(7,190)
Benefit from income taxes				4,630
Net loss				$(2,560)

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

	Three Months Ended March 29, 2009

	Wendy’s	Arby’s
	restaurants	restaurants	Corporate	Total
Revenues:
Sales	$507,003	$266,240	$-	$773,243
Franchise revenues	71,238	19,503	-	90,741
	578,241	285,743	-	863,984
Depreciation and amortization	36,687	14,517	-	51,204
Impairment of other long-lived assets	419	6,461	-	6,880
Operating profit (loss)	$20,025	$(2,047)	$-	17,978
Interest expense				(21,714)
Other expense, net				(4,798)
Loss before income taxes				(8,534)
Benefit from income taxes				2,454
Net loss				$(6,080)

	Wendy’s	Arby’s
	restaurants	restaurants	Corporate		Total
Three months ended April 4, 2010
Cash capital expenditures	$15,680	$6,470	$4,993	(a)	$27,143

Three months ended March 29, 2009
Cash capital expenditures	$8,743	$7,825	$-		$16,568
__________________
(a) The corporate capital expenditures in 2010 are primarily related to our shared services center.

There have been no material changes in total assets by segment since January 3, 2010.

(10)	Transactions with Related Parties

The following is a summary of transactions between the Company and its related parties:

	Three Months Ended
	April 4, 2010	March 29, 2009
Wendy’s/Arby’s cost allocation to restaurant segments (a)	$-	$37,685
Dividends paid to Wendy’s/Arby’s (b)	112,000	-
Other transactions with Wendy’s/Arby’s:
Share-based compensation (c)	3,307	3,306
Payments for Federal and state income tax (d)	-	5,000
Expense under management service agreements (e)	1,254	1,242
Strategic Sourcing Group agreement (f)	4,900	-
Revolving credit facility with AFA Service Corporation (g)	4,889	-
Charitable contributions to the Arby’s Foundation, Inc. (h)	500	-
Subleases with related parties (i)	80	53
______________________

(a)
During the first quarter of 2009, Wendy’s/Arby’s charged the restaurant segments $37,685 for support services.  Prior to that date, the restaurant segments had directly incurred such costs.  In the opinion of management, such allocation is reasonable.  These costs are included in “General and administrative.”  During the three months ended March 29, 2009, we settled $18,362 of such support center costs in cash through our intercompany account with Wendy’s/Arby’s.

On the first day of the second quarter of 2009, we established a shared service center in Atlanta.  As a result, support center costs from that date have been directly incurred by Wendy’s/Arby’s Restaurants and were allocated

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

to the restaurant segments based on budgeted revenues.

(b)	The Company paid cash dividends to Wendy’s/Arby’s which were charged to “Invested Equity”.

(c)
The Company provides share based compensation with respect to Wendy’s/Arby’s common stock to certain employees. Such compensation cost is allocated by Wendy’s/Arby’s to the Company and is correspondingly recorded as capital contributions from Wendy’s/Arby’s.

(d)	The Company makes payments to Wendy’s/Arby’s under a tax sharing agreement, as discussed in more detail in Note 7, which are settled in cash with Wendy’s/Arby’s.

(e)
The Company receives certain management services, including legal, accounting, tax, insurance, financial and other management services from Wendy’s/Arby’s. In connection with the RTM Acquisition, Arby’s Restaurant Group, Inc. (“ARG”) entered into a management services agreement with Wendy’s/Arby’s effective July 25, 2005 that provides for an initial annual fixed fee of $4,500 plus annual cost of living adjustments beginning January 1, 2006.  Such fees are included in “General and administrative.” Amounts incurred under such service arrangements, and other incidental amounts, are settled through the Company’s intercompany account with Wendy’s/Arby’s.

As a result of the 2005 agreement with Wendy’s/Arby’s described above, the Company’s results of operations may not be indicative of those that would be achieved if the Company had operated on a stand alone basis.

(f)
On April 5, 2010, the Wendy’s independent purchasing cooperative Quality Supply Chain Co-op (“QSCC”) and the Arby’s independent purchasing cooperative (“ARCOP”), in consultation with Wendy’s/Arby’s Restaurants, established the Strategic Sourcing Group Co-op, LLC (“SSG”). SSG was formed to manage and operate purchasing programs which combine the purchasing power of both Wendy’s and Arby’s Company-owned and franchised restaurants to create buying efficiencies for certain non-perishable goods, equipment and services.

In order to facilitate the orderly transition of this purchasing function for the Company’s North American operations, Wendy’s/Arby’s Restaurants transferred certain contracts, assets and certain Wendy’s/Arby’s Restaurants purchasing employees to SSG in the second quarter of 2010. Wendy’s/Arby’s Restaurants has committed to pay approximately $4,900 of expenses of SSG, which was expensed in the first quarter of 2010 and included in “General and administrative,” and will be paid over a 24 month period. Future operations are expected to be funded primarily from fees collected by suppliers and paid to SSG. Effective April 5, 2010, the SSG will be leasing 2,300 square feet of office space from ARG until December 31, 2016 unless terminated earlier for an average annual base rental of $51.

(g)
On December 31, 2009, AFA Service Corporation (“AFA”), an independently controlled advertising cooperative for the Arby’s restaurant system, in which we have voting interests of substantially less than 50%, entered into a revolving loan agreement with ARG.  This agreement, which provided for ARG to make revolving loans of up to $5,500 to AFA, was amended on February 25, 2010 to provide for revolving loans of up to $14,500. Under the terms of this agreement, outstanding amounts are due through April 4, 2011 and bear interest at 7.5%.  During the first quarter of 2010, ARG recorded $106 for interest earned on the AFA revolving loan. As of April 4, 2010, the outstanding balance under this agreement was $4,889.

(h)
During the first quarter of 2010 the Company made charitable contributions of $500 to The Arby’s Foundation, Inc. (the “Foundation”), a not-for-profit charitable foundation in which the Company has non-controlling representation on the board of directors, primarily utilizing funds reimbursed to it by one of the beverage companies used by Arby’s as provided by their contract. Such payments are included in “General and administrative.”

(i)
The Company has received $26 of sublease income from ARCOP during the first quarter of 2010 and 2009, $26 and $27 of sublease income from the Foundation during the first quarter of 2010 and 2009, respectively, and $28 of sublease income from QSCC during the first quarter of 2010.

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

(11)	Legal and Environmental Matters

We are involved in litigation and claims incidental to our current and prior businesses. We have reserves for all of our legal and environmental matters aggregating $5,925 as of April 4, 2010. The outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us. Based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

(12)	Accounting Standards

Accounting Standards Adopted during 2010

In June 2009, the FASB issued guidelines on the consolidation of variable interest entities which alters how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions. The guidance was effective commencing with our 2010 fiscal year. The adoption of this guidance did not have an impact on our consolidated financial statements.

In January 2010, the FASB issued amendments to the existing fair value measurements and disclosures guidance which requires new disclosures and clarifies existing disclosure requirements. The purpose of these amendments is to provide a greater level of disaggregated information as well as more disclosure around valuation techniques and inputs to fair value measurements.  The guidance was effective commencing with our 2010 fiscal year. The adoption of this guidance did not have a material impact on our consolidated financial statements.

(13)	Guarantor/Non-Guarantor

Wendy’s/Arby’s Restaurants is the issuer of and certain of its domestic subsidiaries have guaranteed amounts outstanding under the $565,000 principal amount of Wendy’s/Arby’s Restaurants 10% Senior Notes (the “Senior Notes”) issued in June 2009. Each of the guaranteeing subsidiaries is a direct or indirect wholly-owned subsidiary of the Company and each has fully and unconditionally guaranteed the Senior Notes on a joint and several basis.

The following are included in the presentation of our: (1) Condensed Consolidating Balance Sheets as of April 4, 2010 and January 3, 2010, (2) Condensed Consolidating Statements of Operations for the three months ended April 4, 2010 and March 29, 2009 and (3) Condensed Consolidating Statements of Cash Flows for the three months ended April 4, 2010 and March 29, 2009 to reflect:

(a) Wendy’s/Arby’s Restaurants (the “Parent”);
(b) the guarantor subsidiaries as a group;
(c) the non-guarantor subsidiaries as a group;
(d) elimination entries necessary to combine the Parent with the guarantor and non-guarantor subsidiaries; and
(e) Wendy’s/Arby’s Restaurants on a consolidated basis.

Substantially all of our domestic restricted subsidiaries that guarantee our senior secured credit facilities are required to be guarantors of the Senior Notes.  Certain of our subsidiaries, including our foreign subsidiaries and national advertising funds, do not guarantee our credit facilities and do not guarantee the Senior Notes.

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

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

CONDENSED CONSOLIDATING BALANCE SHEET
April 4, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$29,678	$374,528	$31,580	$-	$435,786
Accounts and notes receivable	27	81,333	3,790	-	85,150
Inventories	-	20,651	1,127	-	21,778
Prepaid expenses and other current assets	6,243	44,696	1,827	-	52,766
Deferred income tax benefit	14,160	33,193	212	-	47,565
Advertising funds restricted assets	-	-	77,484	-	77,484
Total current assets	50,108	554,401	116,020	-	720,529
Due from affiliates	118,173	-	13,569	(131,742)	-
Investments	-	-	105,372	-	105,372
Properties	13,453	1,496,835	64,886	-	1,575,174
Goodwill	-	841,157	47,123	-	888,280
Other intangible assets	17,693	1,336,466	28,860	-	1,383,019
Deferred income tax benefit	80,271	-	95	(80,366)	-
Net investment in subsidiaries	2,379,612	251,358	-	(2,630,970)	-
Deferred costs and other assets	19,225	45,706	849	-	65,780
Total assets	$2,678,535	$4,525,923	$376,774	$(2,843,078)	$4,738,154

LIABILITIES AND INVESTED EQUITY
Current liabilities:
Current portion of long-term debt	$219	$13,722	$221	$-	$14,162
Accounts payable	2,031	65,910	5,220	-	73,161
Accrued expenses and other current liabilities	19,845	222,806	7,476	-	250,127
Advertising funds restricted liabilities	-	-	77,484	-	77,484
Total current liabilities	22,095	302,438	90,401	-	414,934
Long-term debt	552,446	932,098	2,871	-	1,487,415
Due to affiliates	-	166,157	-	(131,742)	34,415
Deferred income	-	40,605	709	-	41,314
Deferred income taxes	-	558,911	20,950	(80,366)	499,495
Other liabilities	7,700	146,102	10,485	-	164,287
Invested equity:
Member interest, $0.01 par value; 1,000 shares authorized, one share issued and outstanding	-	-	-	-	-
Other capital	2,746,007	3,093,439	217,393	(3,310,832)	2,746,007
(Accumulated deficit) retained earnings	(499,422)	(563,536)	28,957	534,579	(499,422)
Advances to Wendy’s/Arby’s	(155,000)	(155,000)	-	155,000	(155,000)
Accumulated other comprehensive income	4,709	4,709	5,008	(9,717)	4,709
Total invested equity	2,096,294	2,379,612	251,358	(2,630,970)	2,096,294
Total liabilities and invested equity	$2,678,535	$4,525,923	$376,774	$(2,843,078)	$4,738,154

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

CONDENSED CONSOLIDATING BALANCE SHEET
January 3, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$237,608	$268,761	$32,495	$-	$538,864
Accounts and notes receivable	29	84,291	3,287	-	87,607
Inventories	-	21,870	1,154	-	23,024
Prepaid expenses and other current assets	4,917	22,321	599	-	27,837
Deferred income tax benefit	14,160	33,204	192	-	47,556
Advertising funds restricted assets	-	-	80,476	-	80,476
Total current assets	256,714	430,447	118,203	-	805,364
Due from affiliates	45,415	-	15,188	(60,603)	-
Investments	-	4,664	97,476	-	102,140
Properties	10,621	1,533,663	63,574	-	1,607,858
Goodwill	-	841,156	45,140	-	886,296
Other intangible assets	18,026	1,346,725	28,132	-	1,392,883
Deferred income tax benefit	79,325	-	92	(79,417)	-
Net investment in subsidiaries	2,371,674	236,447	-	(2,608,121)	-
Deferred costs and other assets	19,966	48,697	686	-	69,349
Total assets	$2,801,741	$4,441,799	$368,491	$(2,748,141)	$4,863,890

LIABILITIES AND INVESTED EQUITY
Current liabilities:
Current portion of long-term debt	$216	$15,761	$201	$-	$16,178
Accounts payable	5,665	83,762	6,412	-	95,839
Accrued expenses and other current liabilities	40,459	217,281	10,441	-	268,181
Advertising funds restricted liabilities	-	-	80,476	-	80,476
Total current liabilities	46,340	316,804	97,530	-	460,674
Long-term debt	552,146	930,776	2,810	-	1,485,732
Due to affiliates	-	103,518	-	(60,603)	42,915
Deferred income	-	12,494	701	-	13,195
Deferred income taxes	-	561,237	21,159	(79,417)	502,979
Other liabilities	5,348	145,296	9,844	-	160,488
Invested equity:
Member interest, $0.01 par value; 1,000 shares authorized, one share issued and outstanding	-	-	-	-	-
Other capital	2,854,775	3,091,081	210,230	(3,301,311)	2,854,775
(Accumulated deficit) retained earnings	(496,862)	(559,401)	30,913	528,488	(496,862)
Advances to Wendy’s/Arby’s	(155,000)	(155,000)	-	155,000	(155,000)
Accumulated other comprehensive loss	(5,006)	(5,006)	(4,696)	9,702	(5,006)
Total invested equity	2,197,907	2,371,674	236,447	(2,608,121)	2,197,907
Total liabilities and invested equity	$2,801,741	$4,441,799	$368,491	$(2,748,141)	$4,863,890

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended April 4, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Sales	$-	$694,804	$53,393	$-	$748,197
Franchise revenues	-	84,139	5,111		89,250
	-	778,943	58,504	-	837,447
Costs and expenses:
Cost of sales	-	594,333	47,089	-	641,422
General and administrative	-	103,978	4,782	-	108,760
Depreciation and amortization	3,171	40,011	2,678	-	45,860
Impairment of other long-lived assets	-	11,601	-	-	11,601
Other operating expense (income), net	-	2,923	(1,373)		1,550
	3,171	752,846	53,176	-	809,193
Operating (loss) profit	(3,171)	26,097	5,328	-	28,254
Interest expense	(15,226)	(20,634)	(79)	-	(35,939)
Other income (expense), net	73	4,108	(3,686)	-	495
Equity in (loss) income of subsidiaries	(4,135)	1,130	-	3,005	-
(Loss) income before income taxes	(22,459)	10,701	1,563	3,005	(7,190)
Benefit from (provision for) income taxes	19,899	(14,836)	(433)	-	4,630
Net (loss) income	$(2,560)	$(4,135)	$1,130	$3,005	$(2,560)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 29, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Sales	$-	$729,202	$44,041	$	$773,243
Franchise revenues	-	86,727	4,014	-	90,741
	-	815,929	48,055	-	863,984
Costs and expenses:
Cost of sales	-	636,773	39,164	-	675,937
General and administrative	-	106,550	2,754	-	109,304
Depreciation and amortization	-	48,427	2,777	-	51,204
Impairment of other long-lived assets	-	6,880	-	-	6,880
Facilities relocation and restructuring	-	1,112	42	-	1,154
Other operating expense (income), net	-	3,025	(1,498)	-	1,527
	-	802,767	43,239	-	846,006
Operating profit	-	13,162	4,816	-	17,978
Interest expense	-	(21,649)	(65)	-	(21,714)
Other expense, net	-	(1,658)	(3,140)	-	(4,798)
Equity in (loss) income of subsidiaries	(6,080)	1,939	-	4,141	-
(Loss) income before income taxes	(6,080)	(8,206)	1,611	4,141	(8,534)
Benefit from income taxes	-	2,126	328	-	2,454
Net (loss) income	$(6,080)	$(6,080)	$1,939	$4,141	$(6,080)

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended April 4, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net (loss) income	$(2,560)	$(4,135)	$1,130	$3,005	$(2,560)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in loss (income) from operations of subsidiaries	4,135	(1,130)	-	(3,005)	-
Depreciation and amortization	3,171	40,011	2,678	-	45,860
Net receipt of deferred vendor incentive	-	31,067	-	-	31,067
Impairment of other long-lived assets	-	11,601	-	-	11,601
Share-based compensation provision	894	2,413	-	-	3,307
Distributions received from joint venture	-	-	2,968	-	2,968
Non-cash rent expense	-	2,966	(87)	-	2,879
Accretion of long-term debt	356	2,359	-	-	2,715
Provision for doubtful accounts	-	2,440	160	-	2,600
Write-off and amortization of deferred financing costs	738	957	-	-	1,695
Tax sharing payable to Wendy’s/Arby’s, net	(17,728)	13,101	-	-	(4,627)
Other operating transactions with affiliates	(58,915)	53,672	1,619	-	(3,624)
Deferred income tax benefit, net	-	(3,433)	-	-	(3,433)
Equity in earnings in joint venture	-	-	(1,850)	-	(1,850)
Other, net	2,351	1,127	(1,882)	-	1,596
Changes in operating assets and liabilities, net
Accounts and notes receivable	2	2,573	(534)	-	2,041
Inventories	-	1,219	76	-	1,295
Prepaid expenses and other current assets	11	(7,130)	1,800	-	(5,319)
Accounts payable	(51)	(11,901)	(7)	-	(11,959)
Accrued expenses and other current liabilities	(23,288)	(9,571)	(6,330)	-	(39,189)
Net cash (used in) provided by operating activities	(90,884)	128,206	(259)	-	37,063
Cash flows from investing activities:
Capital expenditures	(4,993)	(20,285)	(1,865)	-	(27,143)
Proceeds from dispositions	-	2,492	-	-	2,492
Other, net	-	(60)	-	-	(60)
Net cash used in investing activities	(4,993)	(17,853)	(1,865)	-	(24,711)
Cash flows from financing activities:
Dividends paid to Wendy’s/Arby’s	(112,000)	-	-	-	(112,000)
Repayments of notes payable and long-term debt	(53)	(4,747)	(49)	-	(4,849)
Proceeds from long-term debt	-	161	-	-	161
Net cash used in financing activities	(112,053)	(4,586)	(49)	-	(116,688)
Net cash (used in) provided by operations	(207,930)	105,767	(2,173)	-	(104,336)
Effect of exchange rate changes on cash	-	-	1,258	-	1,258
Net (decrease) increase in cash and cash equivalents	(207,930)	105,767	(915)	-	(103,078)
Cash and cash equivalents at beginning of period	237,608	268,761	32,495	-	538,864
Cash and cash equivalents at end of period	$29,678	$374,528	$31,580	$-	$435,786

WENDY’S/ARBY’S RESTAURANTS, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended March 29, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net (loss) income	$(6,080)	$(6,080)	$1,939	$4,141	$(6,080)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in (income) loss from operations of subsidiaries	6,080	(1,939)	-	(4,141)	-
Depreciation and amortization	-	48,427	2,777	-	51,204
Net receipt of deferred vendor incentive	-	29,368	-	-	29,368
Impairment of other long-lived assets	-	6,880	-	-	6,880
Share-based compensation provision	-	3,306	-	-	3,306
Distributions received from joint venture	-	-	3,421	-	3,421
Non-cash rent expense	-	5,196	-	-	5,196
Accretion of long-term debt	-	2,416	-	-	2,416
Provision for doubtful accounts	-	812	(20)	-	792
Write-off and amortization of deferred financing costs	-	5,063	-	-	5,063
Tax sharing payment to Wendy’s/Arby’s	-	(5,000)	-	-	(5,000)
Operating transactions with affiliates	-	26,719	410	-	27,129
Deferred income tax benefit, net	-	(2,199)	(255)	-	(2,454)
Equity in earnings in joint venture	-	-	(1,658)	-	(1,658)
Other, net	-	(2,341)	1,266	-	(1,075)
Changes in operating assets and liabilities, net
Accounts and notes receivable	-	(4,434)	236	-	(4,198)
Inventories	-	250	98	-	348
Prepaid expenses and other current assets	-	(10,093)	(2,057)	-	(12,150)
Accounts payable	-	(30,870)	(1,515)	-	(32,385)
Accrued expenses and other current liabilities	-	6,946	(3,524)	-	3,422
Net cash provided by operating activities	-	72,427	1,118	-	73,545
Cash flows from investing activities:
Capital expenditures	-	(15,478)	(1,090)	-	(16,568)
Proceeds from dispositions	-	6,246	-	-	6,246
Other, net	-	208	-	-	208
Net cash used in investing activities	-	(9,024)	(1,090)	-	(10,114)
Cash flows from financing activities:
Repayments of notes payable and long-term debt	-	(55,409)	(52)	-	(55,461)
Proceeds from long-term debt	-	52,633	-	-	52,633
Deferred financing costs	-	(11,148)	-	-	(11,148)
Net cash used in financing activities	-	(13,924)	(52)	-	(13,976)
Net cash provided (used in) by operations	-	49,479	(24)	-	49,455
Effect of exchange rate changes on cash	-	-	(112)	-	(112)
Net increase (decrease) in cash and cash equivalents	-	49,479	(136)	-	49,343
Cash and cash equivalents at beginning of period	-	54,527	8,553	-	63,080
Cash and cash equivalents at end of period	$-	$104,006	$8,417	$-	$112,423

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Wendy’s/Arby’s Restaurants, LLC (“Wendy’s/Arby’s Restaurants”, the “Company” or “we”) should be read in conjunction with our accompanying unaudited condensed consolidated financial statements included elsewhere herein and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010 (the “Form 10-K”). There have been no significant changes as of April 4, 2010 to the application of our critical accounting policies or guarantees and commitments as described in Item 7 of our Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II – Other Information” preceding “Item 1.” You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, our Form 10-K and our other filings with the Securities and Exchange Commission.

Introduction and Executive Overview

Our Business

We are a wholly owned subsidiary holding company of Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s”) and the parent company of Wendy’s International, Inc. (“Wendy’s”) and Arby’s Restaurant Group, Inc. (“ARG” or “Arby’s”), which are the owners and franchisors of the Wendy’s® and Arby’s® restaurant systems, respectively. We currently manage and internally report our operations as two business segments: the operation and franchising of Wendy’s restaurants, including its wholesale bakery operations, and the operation and franchising of Arby’s restaurants.  References in this Form 10-Q to restaurants that we “own” or that are “company-owned” include owned and leased restaurants.  As of April 4, 2010, the Wendy’s restaurant system was comprised of 6,540 restaurants, of which 1,390 were owned and operated by the Company. As of April 4, 2010, the Arby’s restaurant system was comprised of 3,699 restaurants, of which 1,155 were owned and operated by the Company. The 2,545 Wendy’s and Arby’s Company-owned restaurants are located principally in the United States and to a lesser extent in Canada (the “North America Restaurants”).

Arby’s revenues and operating results have been impacted by a number of factors, including restaurant industry trends such as declining sales and traffic trends, negative general economic trends, competitive pressures in the restaurant industry such as intense price competition and a decrease in the number of national advertising campaigns. Roland Smith, our President and Chief Executive Officer, was appointed interim President of Arby’s in January and new initiatives to begin re-energizing the brand have commenced.  A new President of Arby's has been appointed effective May 20, 2010.  Arby’s is making progress on establishing a value strategy, elevating the customer experience and investing in a significant remodeling program.

Restaurant business revenues for 2010 first quarter include: (1) $720.8 million of sales from Company-owned restaurants, (2) $26.5 million from the sale of bakery items and kids’ meal promotion items to our franchisees and others, (3) $83.0 million of royalty income from franchisees and (4) $7.1 million of other franchise related revenue and other revenues. All of our Wendy’s and most of our Arby’s royalty agreements provided for royalties of 4.0% of franchise revenues for the three months ended April 4, 2010.

There have been no material changes to industry trends as set forth in the Form 10-K, except as follows:

•	The previously described low consumer confidence level in the U.S. has improved in recent months and selected restaurant chains have produced improved same-store sales trends.

Business Highlights

We believe there are significant opportunities to grow our business, strengthen our competitive position and enhance our profitability through the execution of the following strategies:

•
Grow same-store sales at Wendy’s and Arby’s by introducing innovative new menu items, enhancing the customer experience with operational excellence, improving affordability with everyday value menu items, and significantly improving marketing effectiveness to consumers;

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

We define restaurant margin as sales from Company-owned restaurants (excluding sales of bakery items and kids’ meal promotion items to franchisees) less cost of sales (excluding costs of bakery items and kids’ meal promotion items sold to franchisees), divided by sales from Company-owned restaurants (excluding sales of bakery items and kids’ meal promotion items sold to franchisees). Restaurant margin is influenced by factors such as restaurant openings and closures, price increases, the effectiveness of our advertising and marketing initiatives, featured products, product mix, the level of our fixed and semi-variable costs, and fluctuations in food and labor costs.

Related Party Transaction

On April 5, 2010, the Wendy’s independent purchasing cooperative Quality Supply Chain Co-op (“QSCC”) and the Arby’s independent purchasing cooperative (“ARCOP”), in consultation with Wendy’s/Arby’s Restaurants, established the Strategic Sourcing Group Co-op, LLC (“SSG”). SSG was formed to manage and operate purchasing programs which combine the purchasing power of both Wendy’s and Arby’s Company-owned and franchised restaurants to create buying efficiencies for certain non-perishable goods, equipment and services.

In order to facilitate the orderly transition of this purchasing function for the Company’s North American operations, Wendy’s/Arby’s Restaurants transferred certain contracts, assets and certain Wendy’s/Arby’s Restaurants purchasing employees to SSG in the second quarter of 2010. Wendy’s/Arby’s Restaurants has committed to pay approximately $4.9 million of expenses of SSG, which was expensed in the first quarter of 2010 and included in “General and administrative,” and will be paid over a 24 month period. Future operations are expected to be funded primarily from fees collected by suppliers and paid to SSG. Effective April 5, 2010, the SSG will be leasing 2,300 square feet of office space from ARG until December 31, 2016 unless terminated earlier for an average annual base rental of less than $0.1 million.

Presentation of Financial Information

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31.  Our 2009 fiscal year contained 53 weeks. Both quarters presented contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.  Certain percentage changes between these years are considered not measurable or not meaningful (“n/m”).

Results of Operations

Three Months Ended
April 4,	March 29,	$	%
2010	2009	Change	Change
(In Millions)
Revenues:
Sales	$748.2	$773.2	$(25.0)	(3.2)%
Franchise revenues	89.2	90.8	(1.6)	(1.8)
	837.4	864.0	(26.6)	(3.1)
Costs and expenses:
Cost of sales	641.4	676.0	(34.6)	(5.1)
General and administrative	108.8	109.3	(0.5)	(0.5)
Depreciation and amortization	45.9	51.2	(5.3)	(10.4)
Impairment of other long-lived assets	11.6	6.9	4.7	68.1
Facilities relocation and restructuring	-	1.1	(1.1)	(100.0)
Other operating expense, net	1.5	1.5	-	-
	809.2	846.0	(36.8)	(4.3)
Operating profit	28.2	18.0	10.2	56.7
Interest expense	(35.9)	(21.7)	14.2	65.4
Investment income, net	-	0.2	(0.2)	(100.0)
Other than temporary losses on investments	-	(1.4)	1.4	(100.0)
Other income (expense), net	0.5	(3.6)	4.1	n/m
Loss before income taxes	(7.2)	(8.5)	1.3	15.3
Benefit from income taxes	4.6	2.4	2.2	91.7
Net loss	$(2.6)	$(6.1)	$3.5	57.4%

Restaurant statistics:
Wendy’s same-store sales:	First Quarter 2010	First Quarter 2009
North America Company-owned restaurants	0.2%	0.3%
North America franchised restaurants	1.0%	1.2%
North America systemwide	0.8%	1.0%

Arby’s same-store sales:
North America Company-owned restaurants	(11.6)%	(8.0)%
North America franchised restaurants	(11.4)%	(9.1)%
North America systemwide	(11.5)%	(8.7)%

Restaurant margin:

Wendy’s	15.4%	11.1%

Arby’s	10.8%	14.2%
Restaurant count:	Company-owned	Franchised	Systemwide
Wendy’s restaurant count:
Restaurant count at January 3, 2010	1,391	5,150	6,541
Opened	-	11	11
Closed	(1)	(11)	(12)
Restaurant count at April 4, 2010	1,390	5,150	6,540

Arby’s restaurant count:
Restaurant count at January 3, 2010	1,169	2,549	3,718
Opened	-	9	9
Closed	(3)	(25)	(28)
Net sold to franchisees	(11)	11	-
Restaurant count at April 4, 2010	1,155	2,544	3,699

Total Wendy’s/Arby’s restaurant count at April 4, 2010	2,545	7,694	10,239

Sales
Change
(in millions)

Wendy’s	$5.8
Arby’s	(30.8)
$(25.0)

The overall decrease in sales was primarily due to the decline in Arby’s North America Company-owned same-store sales which were down 11.6%.  The Arby’s North America Company-owned same-store sales were impacted by (1) the negative economic trends and the competitive pressures described in our Form 10-K and negative industry-wide restaurant trends that continued in the first quarter of 2010, (2) the positive effect of the new Roastburger® sandwich introduction in the 2009 first quarter and (3) the absence of national media advertising. The negative factors impacting Arby’s sales were partially offset by an increase in Arby’s transactions primarily resulting from the introduction of an everyday value menu during the first quarter of 2010. Foreign currency translation had an $8.7 million positive impact on Wendy’s first quarter 2010 sales as compared to the first quarter of 2009.  Wendy’s North America Company-owned same-store sales were slightly positive, which reflected the effect of certain price increases taken in late 2009 and the launch of new premium products.  Wendy’s locations sold during the first quarter of 2009 generated $3.2 million of sales in that quarter.  Wendy’s North America Company-owned same-store sales were also impacted by the same negative economic factors discussed above.  Sales of both restaurant systems were also affected by severe winter weather in February 2010.

Franchise Revenues
Change
(in millions)

Wendy’s	$0.7
Arby’s	(2.3)
$(1.6)

The decrease in franchise revenues was primarily due to the decline in Arby’s North America franchised restaurant same-store sales which were down 11.4%.  The Arby’s North America franchised restaurant same-store sales were impacted by the same factors described above for Company-owned restaurants, although the Arby’s North America franchised restaurants were disproportionately negatively affected by the absence of national media advertising as certain franchise markets did not have sufficient local media advertising to offset the absence of national advertising. This decrease in franchise revenues was partially offset by the increase in Wendy’s North America franchised restaurants same-store sales which were up 1.0%. This increase was primarily due to the same factors described above for Wendy’s Company-owned restaurants.

Restaurant Margin
	Amount	Change

Wendy’s	15.4%	4.3 ppt
Arby’s	10.8%	(3.4) ppt
Consolidated	13.9%	1.4 ppt

The increase in the Wendy’s restaurant margin in the 2010 first quarter as compared to the 2009 first quarter was primarily attributable to (1) decreases in the costs of commodities and labor, as well as certain controllable costs, (2) benefits from a decrease in breakfast advertising and (3) a benefit from menu mix as Wendy’s Company-owned restaurants sold a greater percentage of more profitable products. The decrease in the Arby’s restaurant margin in the 2010 first quarter as compared to the 2009 first quarter was primarily attributable to the effect of the decrease in Arby’s same-store sales without comparable reductions in fixed and semi-variable costs. This negative impact was partially offset by decreases in the costs of commodities as well as a decrease in costs related to the Roastburger sandwich launch in the 2009 first quarter, which did not recur in the 2010 first quarter.  Margins of both restaurant systems were also affected by severe winter weather in February 2010.

General and Administrative
Change
(in millions)

Wendy’s/Arby’s support services costs	$(3.0)
Provision for doubtful accounts	1.7
Severance	1.3
Other	(0.5)
$(0.5)

The decrease in general and administrative expenses was primarily related to the Wendy’s/Arby’s support services costs charged to us during the first quarter of 2009, which were incurred directly by Wendy’s/Arby’s Restaurants after the 2009 first quarter. This decrease was offset by an increase in the provision for doubtful accounts primarily associated with the collectability of certain Arby’s franchisee receivables and an increase in severance costs primarily related to the resignation of the former Arby’s Chief Executive Officer in the 2010 first quarter.

Depreciation and Amortization
Change
(in millions)

Wendy’s restaurants, primarily properties	$(7.9)
Arby’s restaurants, primarily properties	(0.6)
Shared services center assets	3.2
$(5.3)

The decrease in depreciation and amortization was primarily related to a $6.5 million one-time increase in depreciation as a result of refinements to the Wendy’s purchase price allocation (including long-lived assets) which was recorded in the 2009 first quarter and a reduction in depreciation related to Wendy’s and Arby’s previously impaired long-lived assets. These decreases were partially offset by increases in the amortization of capitalized software related to the establishment of the shared services center at Wendy’s/Arby’s corporate headquarters in Atlanta, Georgia.

I Impairment of Other Long-Lived Assets
Change
(in millions)

Arby’s restaurants, primarily properties at underperforming locations	$5.1
Wendy’s restaurants, surplus properties	(0.4)
$4.7

The Arby’s Company-owned restaurants impairment losses increased as a result of the continuing deterioration in operating performance of certain restaurants. The Wendy’s restaurant segment incurred impairment losses in the 2009 first quarter associated with write downs in the carrying value of surplus properties and properties held for sale which did not recur in the 2010 first quarter.

Interest Expense
Change
(in millions)

10% Senior Notes	$15.2
Other	(1.0)
$14.2

The increase in interest expense was principally affected by interest on the $565.0 million principal amount of Wendy’s/Arby’s Restaurants 10% Senior Notes (the “Senior Notes”) issued in June 2009, which was partially offset by the favorable impact of interest rate swaps entered into during 2009 and 2010 on the Wendy’s 6.20% and 6.25% Senior Notes.

Other Than Temporary Losses on Investments

Due to market conditions and other factors present during the 2009 first quarter, we recorded other than temporary losses of $1.4 million attributable primarily to the decline in fair value of three of our cost investments. We did not recognize any other than temporary losses on our remaining investments during the 2010 first quarter.

Benefit from Income Taxes
Change
(in millions)
Federal and state benefit on variance in loss from continuing operations before tax	$(0.2)
Valuation allowance reduction	2.6
Other	(0.2)
$2.2

Our income taxes were impacted by variations in (loss) income from operations as offset by a reduction in valuation allowances related to state tax matters.

Liquidity and Capital Resources

Sources and Uses of Cash for the Three Months Ended April 4, 2010

Cash and cash equivalents (“cash”) totaled $435.8 million at April 4, 2010 compared to $538.9 million at January 3, 2010.  For the three months ended April 4, 2010, net cash provided by operating activities totaled $37.1 million, which included the following significant items:

•	Our net loss of $2.6 million;
•	Depreciation and amortization of $45.9 million;
•	Net receipt of deferred vendor incentive of $31.1 million;
•	Impairment of other long-lived assets charges of $11.6 million; and
•
Changes in operating assets and liabilities resulted in a net use of cash of $53.1 million primarily due to a $39.2 million decrease in accrued expenses, a $12.0 million decrease in accounts payable and a $5.3 million increase in prepaid expenses and other current assets.

The decrease in accrued expenses was primarily related to $23.5 million in 2009 incentive compensation payments, net of 2010 first quarter incentive compensation accruals and $11.6 million in interest payments, net of accrued interest.  The decrease in accounts payable was the result of higher invoice volumes processed at year-end as well as estimated other costs booked through accounts payable as of the end of 2009, both as compared to the end of the first quarter of 2010.  The increase in prepaid expenses and other current assets was primarily the result of increases in prepaid rent and prepaid insurance which are being expensed over their respective contractual terms.

We expect positive cash flows from operating activities during the remainder of 2010.

Additionally, for the three months ended April 4, 2010, we had the following significant sources and uses of cash other than from operating activities:

•
Cash capital expenditures totaling $27.1 million which included $5.4 million for the remodeling of restaurants and $3.2 million for software purchases. The remaining capital expenditures were primarily related to various technology projects and store maintenance capital expenditures;

•	Dividend payments of $112.0 million to Wendy’s/Arby’s; and
•	Net repayments of other long-term debt of $4.7 million.

The net cash used in our operations before the effect of exchange rate changes on cash was approximately $104.3 million.

Sources and Uses of Cash for the Remainder of 2010

Our anticipated consolidated cash requirements for operations for the remainder of 2010, exclusive of operating cash flow requirements, consist principally of:

•	Cash capital expenditures of approximately $138.0 million as discussed in our Form 10-K;
•	Potential dividends and fees, including $56.7 million of dividends already paid to Wendy’s/Arby’s in April 2010;
•	Scheduled debt principal repayments aggregating $10.5 million;
•	Scheduled payments of $10.1 million pursuant to the QSCC and SSG co-op agreements;
•	Severance payments of approximately $2.8 million related to our facilities relocation and corporate restructuring accruals; and
•	The costs of any potential business acquisitions or financing activities.

Based upon current levels of operations, we expect that cash flows from operations and available cash will provide sufficient liquidity to meet operating cash requirements for the next twelve months.

Working Capital

Working capital, which equals current assets less current liabilities, was $305.6 million at April 4, 2010, reflecting a current ratio, which equals current assets divided by current liabilities, of 1.7:1. Working capital at April 4, 2010 decreased $39.1 million from $344.7 million at January 3, 2010, primarily due to $112.0 million of dividend payments to Wendy’s/Arby’s which was mostly offset by decreases in accounts payable of $22.7 million, accrued incentive compensation of $23.5 million and accrued interest of $11.6 million.

Long-term Debt

There were no material changes to the terms of any debt obligations since January 3, 2010, as discussed in our Form 10-K.

However, in order to enhance our financial flexibility and to take advantage of the favorable credit and interest rate environments, on May 3, 2010, Wendy’s/Arby’s Restaurants announced that it has commenced the marketing of a new $650 million senior secured credit facility (the “New Senior Secured Credit Facility”).   The proposed New Senior Secured Credit Facility is expected to be comprised of a $150 million revolving credit facility, which would mature in 2015, and a $500 million term loan, which would mature in 2017.  Wendy’s/Arby’s Restaurants expects to use the proceeds (i) to refinance its existing senior secured credit facility, (ii) to redeem $200 million aggregate principal amount of Wendy’s 6.25% Senior Notes due 2011 and (iii) for general corporate purposes, including payment of financing costs and other expenses in connection with the transaction.   In connection with the closing of the new credit facility, Wendy's/Arby's Restaurants also expects to dividend approximately $325 million of cash to Wendy's/Arby's, as permitted under the terms of the Wendy's/Arby's Restaurants 10.00% Senior Notes indenture.  The closing of the New Senior Secured Credit Facility is subject to successful marketing and other conditions.  Therefore, there can be no assurance that Wendy’s/Arby’s Restaurants will be able to complete the refinancing.

Debt Covenants

The Credit Agreement contains financial covenants that, among other things, require Wendy’s and ARG and their subsidiaries to maintain certain aggregate maximum leverage and minimum interest coverage ratios and restrict their ability to incur debt, pay dividends or make other distributions to Wendy’s/Arby’s, make certain capital expenditures, enter into certain fundamental transactions (including sales of assets and certain mergers and consolidations) and create or permit liens.  We were in compliance with all the covenants of the Credit Agreement as of April 4, 2010 and we expect to remain in compliance with all of these covenants for the next twelve months or, if sooner, until the new credit agreement described above is executed.

The indentures that govern Wendy’s 6.20% and 6.25% Senior Notes and 7% Debentures (the "Wendy's Notes") contain covenants that specify limits on the incurrence of indebtedness. We were in compliance with these covenants as of April 4, 2010 and project that we will be in compliance with these covenants for the next twelve months.

A significant number of the underlying leases in the Arby’s restaurants segment for sale-leaseback obligations and capitalized lease obligations, as well as the operating leases, require or required periodic financial reporting of certain subsidiary entities within ARG or of individual restaurants, which in many cases have not been prepared or reported. The Company has negotiated waivers and alternative covenants with its most significant lessors which substitute consolidated financial reporting of ARG for that of individual subsidiary entities and which modify restaurant level reporting requirements for more than half of the affected leases.  Nevertheless, as of April 4, 2010, the Company was not in compliance, and remains not in compliance, with the reporting requirements under those leases for which waivers and alternative financial reporting covenants have not been negotiated. However, none of the lessors has asserted that the Company is in default of any of those lease agreements. The Company does not believe that such non-compliance will have a material adverse effect on its condensed consolidated financial position or results of operations.

Contractual Obligations

In our 2009 Form 10-K, we disclosed our contractual obligations. As of April 4, 2010, there have been no material changes to those contractual obligations outside of the ordinary course of business except for the formation of the SSG cooperative requiring payments of approximately $4.9 million for initial operations as discussed in “Introduction and Executive Overview – Related Party Transaction.”

Credit Ratings

Wendy’s/Arby’s Restaurants is rated by Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”).  In our 2009 Form 10-K, we disclosed the credit ratings assigned by S&P and Moody’s in June 2009.

S&P and Moody’s have assigned the following credit ratings in May 2010 which would become effective upon the closing of the New Senior Secured Credit Facility.

	S&P	Moody’s
Corporate family/corporate credit
Entity	Wendy’s/Arby’s Restaurants	Wendy’s/Arby’s Restaurants
Rating	B+	B2
Outlook	Negative	Stable

Wendy’s/Arby’s Restaurants 10% Senior Notes	B+	B3

Wendy’s/Arby’s Restaurants New Senior Secured Credit Facility	BB	Ba2

Wendy’s 6.20% Senior Notes and 7% Debentures	B-	Caa1

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

Dividends

During the 2010 first quarter, $112.0 million of dividends were paid to Wendy’s/Arby’s. As of April 4, 2010, under the terms of the Credit Agreement, there was $198.3 million available for the payment of dividends indirectly to Wendy’s/Arby’s which includes the net proceeds, as defined, from the Senior Notes less any dividends paid since their issuance.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of April 4, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of April 4, 2010, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2010, Wendy’s/Arby’s Restaurants, LLC completed the implementation of a new human resources and payroll system for Wendy’s/Arby’s Restaurants, LLC and its subsidiaries. This final phase of integration activities substantially completes the integration of systems utilized by Wendy’s into those of Wendy’s/Arby’s Restaurants, LLC and its subsidiaries following our merger with Wendy’s which occurred on September 29, 2008. These newly implemented systems provide certain information which was included in our financial statements for this Quarterly Report on Form 10-Q.

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

Part II.   OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This Quarterly Report on Form 10-Q and oral statements made from time to time by representatives of the Company may contain or incorporate by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of the Company. Those statements, as well as statements preceded by, followed by, or that include the words “may,” “believes,” “plans,” “expects,” “anticipates,” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). All statements that address future operating, financial or business performance; strategies or expectations; future synergies, efficiencies or overhead savings; anticipated costs or charges; future capitalization; compliance with covenants contained in agreements governing our indebtedness, adequacy of capital resources and anticipated financial impacts of recent or pending transactions are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are based on our expectations at the time such statements are made, speak only as of the dates they are made and are susceptible to a number of risks, uncertainties and other factors. Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by our forward-looking statements. For all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Many important factors could affect our future results and could cause those results to differ materially from those expressed in or implied by the forward-looking statements contained herein. Such factors, all of which are difficult or impossible to predict accurately, and many of which are beyond our control, include, but are not limited to, the following:

•	competition, including pricing pressures, aggressive marketing and the potential impact of competitors’ new unit openings on sales of Wendy’s and Arby’s restaurants;

•	consumers’ perceptions of the relative quality, variety, affordability and value of the food products we offer;

•	success of operating initiatives, including advertising and promotional efforts and new product and concept development by us and our competitors;

•	development costs, including real estate and construction costs;

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

•
other risks and uncertainties affecting us and our subsidiaries referred to in our Form 10-K for the fiscal year ended January 3, 2010 (the “Form 10-K”) (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission.

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

Item 1.  Legal Proceedings.

We are involved in litigation and claims incidental to our current and prior businesses. We have reserves for all of our legal and environmental matters aggregating $5.9 million as of April 4, 2010. The outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us. Based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.  Risk Factors.

In addition to the information contained in this report, you should carefully consider the risk factors disclosed in our Form 10-K, which could materially affect our business, financial condition or future results.  Except as described in this report, including the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in our Form 10-K.

Changes in governmental regulation may hurt our ability to open new restaurants or otherwise hurt our existing and future operations and results.

Each Wendy’s and Arby’s restaurant is subject to licensing and regulation by health, sanitation, safety and other agencies in the state and/or municipality in which the restaurant is located.  State and local government authorities may enact laws, rules or regulations that impact restaurant operations and the cost of conducting those operations.  For example, recent efforts to require the listing of specified nutritional information on menus and menu boards could adversely affect consumer demand for our products, could make our menu boards less appealing and could increase our costs of doing business.  There can be no assurance that we and/or our franchisees will not experience material difficulties or failures in obtaining the necessary licenses or approvals for new restaurants, which could delay the opening of such restaurants in the future.  In addition, more stringent and varied requirements of local governmental bodies with respect to tax, zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.  We and our franchisees are also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the ADA, family leave mandates and a variety of other laws enacted by the states that govern these and other employment law matters.  As described more fully under “Item 3. Legal Proceedings” of our Form 10-K, one of our subsidiaries was a defendant in a lawsuit alleging failure to comply with Title III of the ADA at approximately 775 company-owned restaurants acquired as part of the RTM acquisition in July 2005.  Under a court approved settlement of that lawsuit, ARG estimates that it will spend approximately $1.15 million per year of capital expenditures over a seven-year period (which commenced in 2008) to bring these restaurants into compliance with the ADA, in addition to paying certain legal fees and expenses.  We cannot predict the amount of any other future expenditures that may be required in order to permit company-owned restaurants to comply with any changes in existing regulations or to comply with any future regulations that may become applicable to our businesses.

Recent Federal legislation regarding changes in government-mandated health benefits are also anticipated to increase our costs and the costs of our franchisees.  Because of the absence of implementing regulations, we currently cannot predict the timing or amount of those cost increases, or whether they will be material to our results of operations.

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

4.1	Supplemental Indenture, dated as of December 21, 2009, among Wendy’s/Arby’s Restaurants, LLC, the guarantor named therein and U.S. Bank National Association, as trustee.*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
__________________
*          Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WENDY’S/ARBY’S RESTAURANTS, LLC (Registrant)
Date: May 13, 2010	By: /s/ Stephen E. Hare
Stephen E. Hare
Senior Vice President and
Chief Financial Officer
(On behalf of the Company)

Date: May 13, 2010	By: /s/ Steven B. Graham
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

4.1	Supplemental Indenture, dated as of December 21, 2009, among Wendy’s/Arby’s Restaurants, LLC, the guarantor named therein and U.S. Bank National Association, as trustee.*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
_______________________
*          Filed herewith.