Form 10-Q
period 2010-07-04
Wendy's/Arby's Restaurants, LLC
filed 2010-08-12
CIK 1467974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X]*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [  ]                Accelerated filer [  ]            Non-accelerated filer [X]                    Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X ]

The registrant meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

*The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period it was required to file such reports and thereafter to the date hereof.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	July 4,	January 3,
	2010	2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$180,313	$538,864
Accounts and notes receivable	96,007	87,607
Inventories	22,401	23,024
Prepaid expenses and other current assets	50,793	27,837
Deferred income tax benefit	47,555	47,556
Advertising funds restricted assets	83,550	80,476
Total current assets	480,619	805,364
Investments	99,565	102,140
Properties	1,557,625	1,607,858
Goodwill	886,008	886,296
Other intangible assets	1,376,658	1,392,883
Deferred costs and other assets	78,397	69,349
Total assets	$4,478,872	$4,863,890

LIABILITIES AND INVESTED EQUITY
Current liabilities:
Current portion of long-term debt	$16,785	$16,178
Accounts payable	78,493	95,839
Accrued expenses and other current liabilities	256,124	268,181
Advertising funds restricted liabilities	83,550	80,476
Total current liabilities	434,952	460,674
Long-term debt	1,544,625	1,485,732
Due to Wendy’s/Arby’s	42,141	42,915
Deferred income	31,373	13,195
Deferred income taxes	498,168	502,979
Other liabilities	161,991	160,488
Commitments and contingencies
Invested equity:
Member interest, $0.01 par value; 1,000 shares authorized, one share issued and outstanding	-	-
Other capital	2,417,226	2,854,775
Accumulated deficit	(490,047)	(496,862)
Advances to Wendy’s/Arby’s	(155,000)	(155,000)
Accumulated other comprehensive loss	(6,557)	(5,006)
Total invested equity	1,765,622	2,197,907
Total liabilities and invested equity	$4,478,872	$4,863,890

See accompanying notes to condensed consolidated financial statements.

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009
	(Unaudited)
Revenues:
Sales	$782,683	$816,195	$1,530,880	$1,589,438
Franchise revenues	94,338	96,492	183,588	187,233
	877,021	912,687	1,714,468	1,776,671
Costs and expenses:
Cost of sales	659,084	686,467	1,300,506	1,362,404
General and administrative	95,660	103,759	204,420	213,063
Depreciation and amortization	44,478	43,855	90,338	95,059
Impairment of long-lived assets	2,414	6,524	14,015	13,404
Facilities relocation and restructuring	-	3,012	-	4,166
Other operating expense, net	298	205	1,848	1,732
	801,934	843,822	1,611,127	1,689,828
Operating profit	75,087	68,865	103,341	86,843
Interest expense	(34,044)	(30,649)	(69,983)	(52,363)
Loss on early extinguishment of debt	(26,197)	-	(26,197)	-
Other income (expense), net	1,026	77	1,521	(4,721)
Income before income taxes	15,872	38,293	8,682	29,759
Provision for income taxes	(6,497)	(14,038)	(1,867)	(11,584)
Net income	$9,375	$24,255	$6,815	$18,175

See accompanying notes to condensed consolidated financial statements.

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	July 4,	June 28,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income	$6,815	$18,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,338	95,059
Net receipt of deferred vendor incentive	19,676	19,532
Impairment of long-lived assets	14,015	13,404
Accretion of long-term debt	11,015	4,840
Write off and amortization of deferred financing costs	8,836	11,815
Share-based compensation provision	6,227	6,728
Distributions received from joint venture	5,793	7,106
Non-cash rent expense	4,945	6,915
Provision for doubtful accounts	3,576	2,626
Tax sharing payable to Wendy’s/Arby’s, net	980	-
Tax sharing payment to Wendy’s/Arby’s	-	(10,417)
Equity in earnings of joint venture	(4,480)	(3,643)
Deferred income tax benefit, net	(3,433)	(2,416)
Operating transactions with Wendy’s/Arby’s	(1,505)	2,111
Other, net	71	8,365
Changes in operating assets and liabilities, net:
Accounts and notes receivable	(6,767)	178
Inventories	616	324
Prepaid expenses and other current assets	(7,801)	(11,105)
Accounts payable	(12,936)	(42,674)
Accrued expenses and other current liabilities	(27,537)	35,439
Net cash provided by operating activities	108,444	162,362
Cash flows from investing activities:
Capital expenditures	(52,730)	(40,015)
Proceeds from dispositions	4,111	7,680
Other, net	876	811
Net cash used in investing activities	(47,743)	(31,524)
Cash flows from financing activities:
Proceeds from long-term debt	497,661	553,776
Repayments of long-term debt	(458,576)	(137,963)
Deferred financing costs	(14,375)	(29,613)
Dividends paid to Wendy’s/Arby’s	(443,700)	-
Other, net	-	1,640
Net cash (used in) provided by financing activities	(418,990)	387,840
Net cash (used in) provided by operations before effect of exchange rate changes on cash	(358,289)	518,678
Effect of exchange rate changes on cash	(262)	703
Net (decrease) increase in cash and cash equivalents	(358,551)	519,381
Cash and cash equivalents at beginning of period	538,864	63,080
Cash and cash equivalents at end of period	$180,313	$582,461

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In Thousands)

	Six Months Ended
	July 4,	June 28,
	2010	2009
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for:
Interest	$66,842	$43,957
Income taxes, net of refunds	$6,824	$3,447
Supplemental non-cash investing and financing activities:
Total capital expenditures	$56,337	$44,196
Cash capital expenditures	(52,730)	(40,015)
Non-cash capitalized lease and certain sales-leaseback obligations	$3,607	$4,181

See accompanying notes to condensed consolidated financial statements.

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1)      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of Wendy’s/Arby’s Restaurants, LLC (“Wendy’s/Arby’s Restaurants” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”), a direct wholly owned subsidiary of Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments necessary to present fairly our financial position as of July 4, 2010 and results of our operations for the three months and six months ended July 4, 2010 and June 28, 2009 and our cash flows for the six months ended July 4, 2010 and June 28, 2009. The results of operations for the three months and six months ended July 4, 2010 are not necessarily indicative of the results to be expected for the full 2010 fiscal year. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010 (the “Form 10-K”).

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. Our 2009 fiscal year consisted of 53 weeks with our fiscal fourth quarter containing 14 weeks. All three month and six month periods presented contain 13 weeks and 26 weeks, respectively. All references to years and quarters relate to fiscal periods rather than calendar periods.

(2)      Dispositions

Restaurant dispositions during the six months ended July 4, 2010 were not significant.

During the first half of 2009, the Company received proceeds from dispositions of $7,680 consisting of $3,384 from the sale of 10 Wendy’s International, Inc. (“Wendy’s”) units to a franchisee and $4,296 related to other dispositions. These sales resulted in a net gain of $304 which is included as an offset to “Depreciation and amortization.”

(3)	Long-Term Debt

Long-term debt consisted of the following:

	July 4, 2010	January 3, 2010

10% Senior Notes, due 2016	$552,500	$551,779
Term Loan, due 2017	497,514	-
Senior secured term loan	-	251,488
6.20% senior notes, due in 2014	215,151	204,303
6.25% senior notes	-	193,618
Sale-leaseback obligations due through 2029	123,579	125,176
Capitalized lease obligations due through 2036	87,840	89,886
7% Debentures, due in 2025	80,640	80,081
Other	4,186	5,579
	1,561,410	1,501,910
Less amounts payable within one year	(16,785)	(16,178)
	$1,544,625	$1,485,732

Credit Agreement

On May 24, 2010, the Company entered into a $650,000 Credit Agreement (the “Credit Agreement”), which includes a $500,000 senior secured term loan facility (the “Term Loan”) and a $150,000 senior secured revolving credit facility (the “Credit Facility”).  The Credit Agreement contains provisions for an uncommitted increase of up to $300,000 principal amount in the aggregate in the Credit Facility and/or Term Loan subject to the satisfaction of certain conditions. The Credit Facility includes a sub-facility for the issuance of up to $70,000 of letters of credit. The obligations under the Credit Agreement are secured by substantially all of the non-real estate assets of Wendy’s/Arby’s Restaurants and its domestic subsidiaries (other than certain unrestricted subsidiaries), the stock of its domestic subsidiaries (other than certain unrestricted subsidiaries), 65% of the stock of certain of its foreign subsidiaries, as well as by mortgages on certain restaurant properties.

The Term Loan was issued at 99.5% of the principal amount, which represented an original issue discount of 0.5% and resulted in net proceeds paid to us of $497,500. The $2,500 discount will be accreted and the related charge included in interest expense through the

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

maturity of the Term Loan. The Term Loan will mature on May 24, 2017 and requires quarterly principal installments equal to 1% per annum of the initial principal amount outstanding, with the balance payable on the maturity date.

The Credit Facility expires not later than May 24, 2015. An unused commitment fee of 50 basis points per annum is payable quarterly on the average unused amount of the Credit Facility until the maturity date.

The interest rate on the Term Loan is based on (i) the Eurodollar Rate as defined in the Credit Agreement (but not less than 1.50%), plus 3.50%, or a Base Rate, as defined in the Credit Agreement (but not less than 2.50%), plus 2.50%. Since the date of the Term Loan and as of July 2, 2010, we have elected to use the Eurodollar Rate which resulted in an interest rate of 5.00% as of July 4, 2010.

Wendy’s/Arby’s Restaurants incurred approximately $16,353 in costs (of which $1,978 is unpaid as of July 4, 2010) related to the Credit Agreement, which will be amortized to interest expense over the Term Loan’s term utilizing the effective interest rate method.

Proceeds from the Term Loan were used to (1) repay approximately $253,849 of existing indebtedness, including fees and interest, under the then existing Wendy’s/Arby’s Restaurants amended senior secured term loan scheduled to be due in 2012, (2) redeem the Wendy’s 6.25% senior notes scheduled to be due in 2011, and (3) pay fees and expenses related to the Credit Agreement. The remaining Term Loan proceeds are expected to be used for working capital and other general corporate purposes.

The Company recognized a loss on early extinguishment of debt of $26,197 in the second quarter of 2010 related to the use of proceeds from the Term Loan.  This loss consisted of (1) a $14,953 premium payment required to redeem the Wendy’s 6.25% senior notes, (2) $5,477 for the write-off of the unaccreted discount of the Wendy’s 6.25% senior notes (recorded in connection with the Wendy’s merger), and (3) $5,767 for the write-off of deferred costs associated with the repayment of the prior senior secured term loan.

The affirmative and negative covenants in the Credit Agreement include, among others, preservation of corporate existence; payment of taxes; and maintenance of insurance; and limitations on: indebtedness (including guarantee obligations of other indebtedness); liens; mergers, consolidations, liquidations and dissolutions; sales of assets; dividends and other payments in respect of capital stock; investments; payments of certain indebtedness; transactions with affiliates; changes in fiscal year; negative pledge clauses and clauses restricting subsidiary distributions; and material changes in lines of business.  The financial covenants contained in the Credit Agreement are (i) a consolidated interest coverage ratio, (ii) a consolidated senior secured leverage ratio and (iii) a consolidated senior secured lease adjusted leverage ratio.  Wendy’s/Arby’s Restaurants was in compliance with all covenants of the Credit Agreement as of July 4, 2010.

Interest Rate Swaps

In connection with the redemption of the Wendy’s 6.25% senior notes discussed above, we cancelled four interest rate swaps with notional amounts totaling $175,000 that had swapped their fixed rate interest rates for floating interest rates. We recognized a gain on the cancellation of $1,875 in the second quarter of 2010 which is included in “Interest expense.”

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

 (4)  Fair Value Measurement of Financial Assets and Liabilities

The carrying amounts and estimated fair values of the Company’s financial assets and liabilities were as follows:

	July 4, 2010
	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents (a)	$180,313	$180,313
Restricted cash equivalents (a):
Current included in “Prepaid expenses and other current assets”	1,013	1,013
Non-current included in “Deferred costs and other assets”	5,023	5,023
Non-current cost investment (b)	3,994	5,022
Interest rate swaps (c)	9,238	9,238
Financial liabilities:
Long-term debt, including current portion:
10% Senior Notes (d)	$552,500	$589,295
Term Loan (d)	497,514	499,500
6.20% senior notes (d)	215,151	230,625
Sale-leaseback obligations (e)	123,579	131,839
Capitalized lease obligations (e)	87,840	93,136
7% Debentures (d)	80,640	82,500
Other	4,186	4,269
Total long-term debt, including current portion	$1,561,410	$1,631,164
Guarantees of:
Lease obligations for restaurants not operated by the Company (f)	$402	$402
Wendy’s franchisee loans obligations (g)	$1,060	$1,060

______________________
(a)	The carrying amounts approximated fair value due to the short-term maturities of the cash equivalents or restricted cash equivalents.

(b)
The fair value of this investment was based on a statement of account received from the investment manager, which was principally based on quoted market or broker/dealer prices. To the extent that some of the underlying investments do not have available quoted market or broker/dealer prices, the Company relied on valuations performed by the investment manager valuing that investment.

(c)	The fair values were based on information provided by the bank counterparties that is model-driven and whose inputs were observable or whose significant value drivers were observable.

(d)	The fair values were based on quoted market prices.

(e)
The fair values were determined by discounting the future scheduled principal payments using an interest rate assuming the same original issuance spread over a current U.S. Treasury bond yield for securities with similar durations.

(f)
The fair value was assumed to reasonably approximate the carrying amount since the carrying amount represented the fair value of these lease obligations.  We have accrued liabilities for these lease obligations based on a weighted average risk percentage.

(g)
Wendy’s provided loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new store development and equipment financing. Wendy’s has accrued a liability for the fair value of these guarantees, the calculation for which was based upon a weighed average risk percentage established at the inception of each program.

The carrying amounts of current accounts, notes receivable and non-current notes receivable (included in “Deferred costs and other assets”) approximated fair value due to the effect of related allowances for doubtful accounts and notes receivable. The carrying amounts of accounts payable and accrued expenses approximated fair value due to the short-term maturities of those items.

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

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

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

The following table presents our financial assets and liabilities (other than cash and cash equivalents) measured at fair value on a recurring basis as of July 4, 2010 by the valuation hierarchy as defined in the fair value guidance:

	July 4,	Fair Value Measurements
	2010	Level 1	Level 2	Level 3

Interest rate swaps (included in “Deferred costs and other assets”)	$9,238	$-	$9,238	$-

(5)	Impairment of Long-lived Assets

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009
Arby’s restaurant segment:
Impairment of Company-owned restaurants:
Properties	$1,672	$5,902	$12,361	$11,796
Intangible assets	260	371	1,172	938
	1,932	6,273	13,533	12,734

Wendy’s restaurant segment:
Impairment of Company-owned restaurants:
Properties	75	251	75	670
Intangible assets	407	-	407	-
	482	251	482	670

Total impairment of long-lived assets	$2,414	$6,524	$14,015	$13,404

The Arby’s Restaurant Group, Inc. (“Arby’s” or “ARG”) Company-owned restaurant segment impairment losses in each period predominantly reflected impairment charges on all restaurant level assets resulting from the deterioration in operating performance of certain restaurants and additional charges for capital improvements in restaurants impaired in a prior period which did not subsequently recover. For the three months and six months ended June 28, 2009, Arby’s impairment losses also included reductions in the carrying value of certain surplus properties. The Wendy’s restaurant segment impairment losses for the three months and six months ended July 4, 2010 and June 28, 2009 reflected (1) write-downs in the carrying value of certain surplus properties and properties held for sale and (2) write-downs in the carrying value of options to purchase property.

All of these impairment losses represented the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets.”  The fair values of impaired assets discussed above for the Arby’s and Wendy’s restaurant segments were generally estimated based on the present values of the associated cash flows and on the market value with respect to land (Level 3 inputs).   There is no remaining carrying value of the properties and intangible assets which were measured at fair value as of July 4, 2010 and April 4, 2010.

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(6)    Facilities Relocation and Corporate Restructuring

The Company incurred corporate restructuring charges in 2009, primarily related to severance as a result of the merger with Wendy’s (the “Wendy’s Merger”).  Such restructuring accrual, which is included in “Accrued expenses and other liabilities,” was $1,498 at July 4, 2010 and $5,630 at January 3, 2010. The reduction in this accrual during the six months ended July 4, 2010 reflects total payments of $4,168 partially offset by net adjustments of $36.  We do not expect to incur any additional corporate restructuring charges with respect to the Wendy’s Merger.

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

Presented below is an unaudited summary of activity related to our portion of TimWen included in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations:

	Six Months Ended
	July 4, 2010	June 28, 2009
Balance at beginning of period	$97,476	$89,771

Equity in earnings for the period	5,913	4,958
Amortization of purchase price adjustments	(1,433)	(1,315)
	4,480	3,643

Distributions	(5,793)	(7,106)
Currency translation adjustment included in “Comprehensive income”	(592)	5,255
Balance at end of period (a)	$95,571	$91,563
___________________
(a)	Included in “Investments.”

Presented below is a summary of unaudited financial information of TimWen as of and for the six months ended July 4, 2010 and June 28, 2009, respectively, in Canadian dollars.  The summary balance sheet financial information does not distinguish between current and long-term assets and liabilities:

	July 4, 2010		June 28, 2009
	(Canadian)		(Canadian)
Balance sheet information:
Properties	C$	80,988	C$	85,232
Cash and cash equivalents		1,244		701
Accounts receivable		4,258		4,784
Other		3,621		2,310
	C$	90,111	C$	93,027

Accounts payable and accrued liabilities	C$	1,218	C$	1,774
Other liabilities		8,926		10,896
Partners’ equity		79,967		80,357
	C$	90,111	C$	93,027

	Six Months Ended
	July 4, 2010		June 28, 2009
	(Canadian)		(Canadian)
Income statement information:
Revenues	C$	18,619	C$	18,762
Income before income taxes and net income		12,014		11,935

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(8)          Income Taxes

The Company is included in the consolidated Federal and certain state returns of Wendy’s/Arby’s, but provides for Federal and state income taxes on the same basis as if the Company and its subsidiaries filed consolidated returns separate from Wendy’s/Arby’s. Amounts payable for Federal and certain state income taxes are paid in cash by the Company to Wendy’s/Arby’s under a tax sharing agreement.  During the six months ended July 4, 2010 and June 28, 2009, the Company made cash payments under this tax sharing agreement of $0 and $10,417, respectively.

The effective tax rate for the three months ended July 4, 2010 and June 28, 2009 was 40.9% and 36.7%, respectively.  The effective rates vary from the U.S. federal statutory rate of 35% due to the effect of (1) changes in our estimated full year tax rates, (2) state income taxes, net of federal income tax benefit, (3) non-deductible expenses, and (4) tax credits.

The effective tax rate for the six months ended July 4, 2010 and June 28, 2009 was 21.5% and 38.9%, respectively.  The effective rates vary from the U.S. federal statutory rate of 35% due to the effect of (1) state income taxes, net of federal income tax benefit, (2) non-deductible expenses, (3) a reduction in our state valuation allowances in 2010, (4) adjustments to our uncertain tax positions, and (5) tax credits.

For the six months ended July 4, 2010 and June 28, 2009, we increased our unrecognized tax benefits for prior periods by $2,921 and $1,184, respectively.  Additionally, we increased interest on unrecognized tax benefits for these periods by $1,062 and $607, respectively.  There were no other significant changes to unrecognized tax benefits and related interest and penalties in the six months ended July 4, 2010 and June 28, 2009.

The Internal Revenue Service (the “IRS”) is currently conducting an examination of the Wendy’s/Arby’s 2010 and 2009 U.S. Federal income tax return years as part of the Compliance Assurance Process (“CAP”).  As part of CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return.  Wendy’s/Arby’s participated in CAP beginning with the tax period ended December 28, 2008 and Wendy’s has been a participant since its 2006 tax year. Any matters relating to Wendy’s/Arby’s December 28, 2008 U.S. Federal income tax return and to Wendy’s U.S. Federal income tax returns for 2007 and prior years have been settled.

Wendy’s/Arby’s U.S. Federal income tax returns for periods ended December 31, 2006 through September 29, 2008 are not currently under examination by the IRS. Our foreign income tax returns are open to examination primarily for periods ending on or after January 1, 2006. Certain of these foreign income tax returns and some of our state income tax returns are currently under examination. Certain of these states have issued notices of proposed tax assessments aggregating $3,372. We dispute these notices and believe their ultimate resolution will not have a material adverse impact on our consolidated financial position or results of operations.

(9)	Invested Equity

The following is a summary of the changes in invested equity:

	Six Months Ended
	July 4,	June 28,
	2010	2009

Balance, beginning of year	$2,197,907	$2,254,775
Comprehensive income (a)	5,264	37,625
Dividends paid to Wendy’s/Arby’s	(443,700)	-
Share-based compensation expense	6,227	6,728
Other	(76)	(1,295)
Balance, end of period	$1,765,622	$2,297,833

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

    (a) The following is a summary of the components of comprehensive income, net of income taxes:

	Six Months Ended
	July 4,	June 28,
	2010	2009

Net income	$6,815	$18,175
Net change in currency translation adjustment	(1,562)	19,438
Net unrecognized pension loss	11	12
Other comprehensive (loss) income	(1,551)	19,450
Comprehensive income	$5,264	$37,625

(10)	Business Segments

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

The following is a summary of our segment information:

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Revenues:
Sales (1):
Wendy's	$532,411	$539,123	$1,045,158	$1,046,126
Arby's	250,272	277,072	485,722	543,312
Total	782,683	816,195	1,530,880	1,589,438
Franchise revenues:
Wendy's	75,023	76,055	146,990	147,293
Arby's	19,315	20,437	36,598	39,940
Total	94,338	96,492	183,588	187,233
Total revenues:
Wendy's	607,434	615,178	1,192,148	1,193,419
Arby's	269,587	297,509	522,320	583,252
Total	$877,021	$912,687	$1,714,468	$1,776,671

Depreciation and amortization:
Wendy's	$27,861	$28,608	$56,656	$65,295
Arby's	13,563	13,621	27,457	28,138
Corporate	3,054	1,626	6,225	1,626
Total	$44,478	$43,855	$90,338	$95,059

Impairment of long-lived assets:
Wendy's	$482	$251	$482	$670
Arby's	1,932	6,273	13,533	12,734
Total	$2,414	$6,524	$14,015	$13,404

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009

Segment operating profit (loss):
Wendy's	$72,128	$65,499	$124,528	$85,524
Arby's	6,013	6,959	(14,962)	4,912
Corporate	(3,054)	(3,593)	(6,225)	(3,593)
Total	75,087	68,865	103,341	86,843

Unallocated items:
Interest expense	(34,044)	(30,649)	(69,983)	(52,363)
Loss on early extinguishment of debt	(26,197)	-	(26,197)	-
Other income (expense), net	1,026	77	1,521	(4,721)
Income before income taxes	15,872	38,293	8,682	29,759
Provision for income taxes	(6,497)	(14,038)	(1,867)	(11,584)
Net income	$9,375	$24,255	$6,815	$18,175

Cash capital expenditures:			Six Months Ended July 4, 2010	Six Months ended June 28, 2009
Wendy's			$29,699	$16,585
Arby's			15,114	15,861
Corporate (2)			7,917	7,569
Total			$52,730	$40,015
_________________
(1)  Sales includes sales of bakery items and kids’ meal promotion items sold to franchisees.
(2)  The corporate capital expenditures are primarily related to our shared services center.

There have been no material changes in total assets by segment since January 3, 2010.

(11)	Transactions with Related Parties

The following is a summary of transactions between the Company and its related parties:

	Six Months Ended
	July 4, 2010	June 28, 2009
Wendy’s/Arby’s cost allocation to restaurant segments (a)	$-	$34,085
Dividends paid to Wendy’s/Arby’s (b)	443,700	-
Other transactions with Wendy’s/Arby’s:
Share-based compensation (c)	6,227	6,728
Payments for Federal and state income tax (d)	-	10,417
Expense under management service agreements (e)	2,509	2,509
Strategic Sourcing Group agreement (f)	4,900	-
Advances to AFA Service Corporation (g)	8,995	2,100
Advisory fees (h)	2,465	5,368
Contributions to the Arby’s Foundation, Inc. (i)	500	500
Subleases with related parties (j)	161	107
______________________
(a)
For the first quarter of 2009, Wendy’s/Arby’s charged the restaurant segments $34,085 for support services. Prior to that date, the restaurant segments had directly incurred such costs.  These costs are included in “General and administrative.”  During the six months ended June 28, 2009, we settled $19,255 of such support center costs in cash through our intercompany account with Wendy’s/Arby’s.

On the first day of the second quarter of 2009, we established a shared service center in Atlanta.  As a result, support center

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

costs from that date have been directly incurred by Wendy’s/Arby’s Restaurants and were allocated to the restaurant segments based on budgeted revenues.

(b)
The Company paid cash dividends to Wendy’s/Arby’s which were charged to “Invested Equity.”  The dividends paid to Wendy’s/Arby’s during the 2010 second quarter included $325,000 as specifically permitted under the terms of the Credit Agreement

(c)
The Company provides share based compensation with respect to Wendy’s/Arby’s common stock to certain employees. Such compensation cost is allocated by Wendy’s/Arby’s to the Company and is correspondingly recorded as capital contributions from Wendy’s/Arby’s.

(d)	The Company makes payments to Wendy’s/Arby’s under a tax sharing agreement, as discussed in more detail in Note 8, which are settled in cash with Wendy’s/Arby’s.

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

(f)
On April 5, 2010, the Wendy’s independent purchasing cooperative Quality Supply Chain Co-op (“QSCC”) and the Arby’s independent purchasing cooperative (“ARCOP”), in consultation with Wendy’s/Arby’s Restaurants, established the Strategic Sourcing Group Co-op, LLC (the “SSG”).  The SSG was formed to manage and operate purchasing programs which combine the purchasing power of both Wendy’s and Arby’s Company-owned and franchised restaurants to create buying efficiencies for certain non-perishable goods, equipment and services utilized by both brands.

In order to facilitate the orderly transition of this purchasing function for the Company’s North American operations, Wendy’s/Arby’s Restaurants transferred certain contracts, assets and certain Wendy’s/Arby’s Restaurants purchasing employees to the SSG, in the second quarter of 2010.  Wendy’s/Arby’s Restaurants has committed to pay approximately $4,900 of expenses of the SSG, which was expensed in the first quarter of 2010 and included in “General and administrative,” and will be paid over a 24 month period.  The SSG is exploring various alternatives for its sources of funding for future operations.  Effective April 5, 2010, the SSG leased 2,300 square feet of office space from Arby’s until December 31, 2016 unless terminated earlier for an annual base rental of $51.

(g)
On December 31, 2009, AFA Service Corporation (“AFA”), an independently controlled advertising cooperative for the Arby’s restaurant system, in which we have voting interests of substantially less than 50%, entered into a revolving loan agreement with ARG.  This agreement, which provided for ARG to make revolving loans of up to $5,500 to AFA, was amended on February 25, 2010 to provide for revolving loans of up to $14,500. Under the terms of this agreement, outstanding amounts are due through April 4, 2011 and bear interest at 7.5%. During the first half of 2010, ARG recorded $245 for interest earned on the AFA revolving loan.  As of July 4, 2010, the outstanding balance under this agreement was $8,995.  In March 2009, ARG advanced $2,100 to AFA to fund a national advertising event.  This advance was included in AFA’s revolving loan agreement with ARG on December 31, 2009.

(h)
We paid approximately $2,465 and $5,368 in 2010 and 2009, respectively, in fees for corporate finance advisory services. These fees were paid to a management company which was formed by directors of Wendy’s/Arby’s including its Chairman of the Board of Directors, who is its former Chief Executive officer, its Vice Chairman of the Board of Directors, who is its former President and Chief Operating officer, and another director, who is also its former Vice Chairman of the Board of Directors, in connection with the negotiation and execution of the Credit Agreement in 2010 and the issuance of the 10% Senior Notes in 2009.

(i)
During the first quarter of each of 2010 and 2009, the Company made charitable contributions of $500 to The Arby’s Foundation, Inc. (the “Foundation”), a not-for-profit charitable foundation in which the Company has non-controlling representation on the board of directors, primarily utilizing funds reimbursed to it by one of the beverage companies used by Arby’s as provided by their contract. Such payments are included in “General and administrative.”

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(j)
The Company received $52 and $53 of sublease income from ARCOP during the first six months of 2010 and 2009, respectively, $53 and $54 of sublease income from the Foundation during the first six months of 2010 and 2009, respectively, and $56 of sublease income from QSCC during the first six months of 2010.

(12)	Legal and Environmental Matters

We are involved in litigation and claims incidental to our current and prior businesses. We have reserves for all of our legal and environmental matters aggregating $5,921 as of July 4, 2010. The outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us. Based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

(13)	Accounting Standards

Accounting Standards Adopted During 2010

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

In January 2010, the FASB issued amendments to the existing fair value measurements and disclosures guidance which requires new disclosures and clarifies existing disclosure requirements. The purpose of these amendments is to provide a greater level of disaggregated information as well as more disclosure around valuation techniques and inputs to fair value measurements.  The guidance was effective commencing with our 2010 fiscal year. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

Accounting Standards Not Yet Adopted

In July 2010, the FASB issued amendments to the existing financing receivables guidance which increases disclosures that entities must make about the credit quality of financing receivables and the allowance for credit losses. The purpose of these amendments is to provide financial statement users with greater transparency about the entities’ allowance for credit losses and the credit quality of its financing receivables.  The guidance is effective commencing with our annual report on Form 10-K for the fiscal year ending January 2, 2011. The adoption of this standard is not expected to have an effect on our consolidated financial statements.

(14)  Guarantor/Non-Guarantor

Wendy’s/Arby’s Restaurants is the issuer of, and certain of its domestic subsidiaries have guaranteed amounts outstanding under, our 10% Senior Notes. Each of the guaranteeing subsidiaries is a direct or indirect wholly-owned subsidiary of the Company and each has fully and unconditionally guaranteed the 10% Senior Notes on a joint and several basis.

The following are included in the presentation of our consolidating: (1) Condensed Consolidating Balance Sheets as of July 4, 2010 and January 3, 2010, (2) Condensed Consolidating Statements of Operations for the three months and six months ended July 4, 2010 and June 28, 2009 and (3) Condensed Consolidating Statements of Cash Flows for the six months ended July 4, 2010 and June 28, 2009 to reflect:

(a)	Wendy’s/Arby’s Restaurants (the “Parent”);
(b)	the 10% Senior Notes guarantor subsidiaries as a group;
(c)	the 10% Senior Notes non-guarantor subsidiaries as a group;
(d)	elimination entries necessary to combine the Parent with the guarantor and non-guarantor subsidiaries; and
(e)	Wendy’s/Arby’s Restaurants on a consolidated basis.

Substantially all of our domestic restricted subsidiaries are guarantors of the 10% Senior Notes.  Certain of our subsidiaries, including our foreign subsidiaries and national advertising funds, do not guarantee the 10% Senior Notes.

For purposes of presentation of such consolidating information, investments in subsidiaries are accounted for by the Parent on the Equity Method, as if Wendy’s/Arby’s Restaurants had existed as a separate legal entity by the beginning of the earliest period presented. The elimination entries are principally necessary to eliminate intercompany balances and transactions.

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING BALANCE SHEETS
July 4, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$51,814	$93,790	$34,709	$-	$180,313
Accounts and notes receivable	1,377	91,216	3,414	-	96,007
Inventories	-	21,316	1,085	-	22,401
Prepaid expenses and other current assets	6,312	43,026	1,455	-	50,793
Deferred income tax benefit	14,160	33,193	202	-	47,555
Advertising funds restricted assets	-	-	83,550	-	83,550
Total current assets	73,663	282,541	124,415	-	480,619
Due from affiliates	72,015	-	15,339	(87,354)	-
Investments	-	-	99,565	-	99,565
Properties	13,933	1,482,224	61,468	-	1,557,625
Goodwill	-	841,157	44,851	-	886,008
Other intangible assets	19,999	1,329,699	26,960	-	1,376,658
Deferred income tax benefit	80,538	-	91	(80,629)	-
Net investment in subsidiaries	2,570,047	245,760	-	(2,815,807)	-
Deferred costs and other assets	35,721	41,887	789	-	78,397
Total assets	$$2,865,916	$4,223,268	$373,478	$(2,983,790)	$4,478,872

LIABILITIES AND INVESTED EQUITY
Current liabilities:
Current portion of long-term debt	$5,222	$11,348	$215	$-	$16,785
Accounts payable	6,663	67,278	4,552	-	78,493
Accrued expenses and other current liabilities	35,480	214,413	6,231	-	256,124
Advertising funds restricted liabilities	-	-	83,550	-	83,550
Total current liabilities	47,365	293,039	94,548	-	434,952
Long-term debt	1,045,268	496,431	2,926	-	1,544,625
Due to affiliates	-	129,495	-	(87,354)	42,141
Deferred income	-	30,770	603	-	31,373
Deferred income taxes	-	558,912	19,885	(80,629)	498,168
Other liabilities	7,661	144,574	9,756	-	161,991
Invested equity:
Member interest, $0.01 par value; 1,000 shares authorized, one share issued and outstanding	-	-	-	-	-
Other capital	2,417,226	3,275,025	217,393	(3,492,418)	2,417,226
(Accumulated deficit) retained earnings	(490,047)	(543,421)	34,625	508,796	(490,047)
Advances to Wendy’s/Arby’s	(155,000)	(155,000)	-	155,000	(155,000)
Accumulated other comprehensive loss	(6,557)	(6,557)	(6,258)	12,815	(6,557)
Total invested equity	1,765,622	2,570,047	245,760	(2,815,807)	1,765,622
Total liabilities and invested equity	$2,865,916	$4,223,268	$373,478	$(2,983,790)	$4,478,872

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING BALANCE SHEETS
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

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended July 4, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Sales	$-	$724,038	$58,645	$-	$782,683
Franchise revenues	-	88,759	5,579	-	94,338
	-	812,797	64,224	-	877,021
Costs and expenses:
Cost of sales	-	608,859	50,225	-	659,084
General and administrative	-	93,240	2,420	-	95,660
Depreciation and amortization	3,054	39,027	2,397	-	44,478
Impairment of long-lived assets	-	2,414	-	-	2,414
Other operating expense (income), net	-	2,735	(2,437)	-	298
	3,054	746,275	52,605	-	801,934
Operating (loss) profit	(3,054)	66,522	11,619	-	75,087
Interest expense	(18,396)	(15,572)	(76)	-	(34,044)
Loss on early extinguishment of debt	-	(26,197)	-	-	(26,197)
Other income (expense), net	84	4,788	(3,846)	-	1,026
Equity in income of subsidiaries	20,115	5,669	-	(25,784)	-
(Loss) income before income taxes	(1,251)	35,210	7,697	(25,784)	15,872
Benefit from (provision for) income taxes	10,626	(15,095)	(2,028)	-	(6,497)
Net income	$9,375	$20,115	$5,669	$(25,784)	$9,375

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended June 28, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Sales	$-	$762,763	$53,432	$-	$816,195
Franchise revenues	-	91,435	5,057	-	96,492
	-	854,198	58,489	-	912,687
Costs and expenses:
Cost of sales	-	639,129	47,338	-	686,467
General and administrative	-	101,251	2,508	-	103,759
Depreciation and amortization	1,626	40,093	2,136	-	43,855
Impairment of long-lived assets	-	6,524	-	-	6,524
Facilities relocation and restructuring	1,967	1,045	-	-	3,012
Other operating expense (income), net	-	2,013	(1,808)	-	205
	3,593	790,055	50,174	-	843,822
Operating (loss) profit	(3,593)	64,143	8,315	-	68,865
Interest expense	(1,016)	(29,576)	(57)	-	(30,649)
Other (expense) income, net	(99)	3,907	(3,731)	-	77
Equity in income of subsidiaries	28,593	2,857	-	(31,450)	-
Income before income taxes	23,885	41,331	4,527	(31,450)	38,293
Benefit from (provision for) income taxes	370	(12,738)	(1,670)	-	(14,038)
Net income	$24,255	$28,593	$2,857	$(31,450)	$24,255

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended July 4, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Sales	$-	$1,418,842	$112,038	$-	$1,530,880
Franchise revenues	-	172,898	10,690	-	183,588
	-	1,591,740	122,728	-	1,714,468
Costs and expenses:
Cost of sales	-	1,203,192	97,314	-	1,300,506
General and administrative	-	197,218	7,202	-	204,420
Depreciation and amortization	6,225	79,038	5,075	-	90,338
Impairment of long-lived assets	-	14,015	-	-	14,015
Other operating expense (income), net	-	5,658	(3,810)	-	1,848
	6,225	1,499,121	105,781	-	1,611,127
Operating (loss) profit	(6,225)	92,619	16,947	-	103,341
Interest expense	(33,622)	(36,206)	(155)	-	(69,983)
Loss on early extinguishment of debt	-	(26,197)	-	-	(26,197)
Other income (expense), net	157	8,896	(7,532)	-	1,521
Equity in income of subsidiaries	15,980	6,799	-	(22,779)	-
(Loss) income before income taxes	(23,710)	45,911	9,260	(22,779)	8,682
Benefit from (provision for) income taxes	30,525	(29,931)	(2,461)	-	(1,867)
Net income	$6,815	$15,980	$6,799	$(22,779)	$6,815

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended June 28, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Sales	$-	$1,491,965	$97,473	$-	$1,589,438
Franchise revenues	-	178,162	9,071	-	187,233
	-	1,670,127	106,544	-	1,776,671
Costs and expenses:
Cost of sales	-	1,275,902	86,502	-	1,362,404
General and administrative	-	207,801	5,262	-	213,063
Depreciation and amortization	1,626	88,520	4,913	-	95,059
Impairment of long-lived assets	-	13,404	-	-	13,404
Facilities relocation and restructuring	1,967	2,157	42	-	4,166
Other operating expense (income), net	-	5,038	(3,306)	-	1,732
	3,593	1,592,822	93,413	-	1,689,828
Operating (loss) profit	(3,593)	77,305	13,131	-	86,843
Interest expense	(1,016)	(51,225)	(122)	-	(52,363)
Other (expense) income, net	(99)	2,249	(6,871)	-	(4,721)
Equity in income of subsidiaries	22,513	4,796	-	(27,309)	-
Income before income taxes	17,805	33,125	6,138	(27,309)	29,759
Benefit from (provision for) income taxes	370	(10,612)	(1,342)	-	(11,584)
Net income	$18,175	$22,513	$4,796	$(27,309)	$18,175

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended July 4, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income	$6,815	$15,980	$6,799	$(22,779)	$6,815
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income from operations of subsidiaries	(15,980)	(6,799)	-	22,779	-
Depreciation and amortization	6,225	79,038	5,075	-	90,338
Net receipt of deferred vendor incentive	-	19,676	-	-	19,676
Impairment of long-lived assets	-	14,015	-	-	14,015
Accretion of long-term debt	734	10,281	-	-	11,015
Write-off and amortization of deferred financing costs	1,591	7,245	-	-	8,836
Share-based compensation provision	1,796	4,431	-	-	6,227
Distributions received from joint venture	-	-	5,793	-	5,793
Non-cash rent expense (credit)	-	5,096	(151)	-	4,945
Provision for (recovery of) doubtful accounts	-	3,788	(212)	-	3,576
Tax sharing payment (receipt) to affiliate, net	32,000	(32,000)	-		-
Tax sharing payable to Wendy’s/Arby’s, net	(25,735)	26,715	-	-	980
Equity in earnings of joint venture	-	-	(4,480)	-	(4,480)
Deferred income tax benefit, net	-	(3,433)	-	-	(3,433)
Operating transactions with affiliates	(37,830)	36,476	(151)	-	(1,505)
Other, net	2,315	(529)	(1,715)	-	71
Changes in operating assets and liabilities, net:
Accounts and notes receivable	(41)	(6,793)	67	-	(6,767)
Inventories	-	552	64	-	616
Prepaid expenses and other current assets	(417)	(6,504)	(880)	-	(7,801)
Accounts payable	(229)	(11,445)	(1,262)	-	(12,936)
Accrued expenses and other current liabilities	(8,869)	(14,406)	(4,262)	-	(27,537)
Net cash (used in) provided by operating activities	(37,625)	141,384	4,685	-	108,444
Cash flows from investing activities:
Capital expenditures	(7,918)	(41,876)	(2,936)	-	(52,730)
Proceeds from dispositions	-	4,111	-	-	4,111
Other, net	-	50	826	-	876
Net cash used in investing activities	(7,918)	(37,715)	(2,110)	-	(47,743)
Cash flows from financing activities:
Proceeds from long-term debt	497,500	161	-	-	497,661
Repayments of notes payable and long-term debt	(107)	(458,370)	(99)	-	(458,576)
Deferred financing costs	(14,375)	-	-	-	(14,375)
Capital contribution from parent	(474,569)	474,569	-	-	-
Dividends paid to Wendy’s/Arby’s	(148,700)	(295,000)	-	-	(443,700)
Net cash used in financing activities	(140,251)	(278,640)	(99)	-	(418,990)
Net cash (used in) provided by operations	(185,794)	(174,971)	2,476	-	(358,289)
Effect of exchange rate changes on cash	-	-	(262)	-	(262)
Net (decrease) increase in cash and cash equivalents	(185,794)	(174,971)	2,214	-	(358,551)
Cash and cash equivalents at beginning of period	237,608	268,761	32,495	-	538,864
Cash and cash equivalents at end of period	$51,814	$93,790	$34,709	$-	$180,313

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended June 28, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income	$18,175	$22,513	$4,796	$(27,309)	$18,175
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income from operations of subsidiaries	(22,513)	(4,796)	-	27,309	-
Depreciation and amortization	1,626	88,520	4,913	-	95,059
Net receipt of deferred vendor incentive	-	19,532	-	-	19,532
Impairment of other long-lived assets	-	13,404	-	-	13,404
Share-based compensation provision	1,108	5,620	-	-	6,728
Distributions received from joint venture	-	-	7,106	-	7,106
Non-cash rent expense	-	6,875	40	-	6,915
Accretion of long-term debt	23	4,817	-	-	4,840
Provision for (recovery of) doubtful accounts	-	2,792	(166)	-	2,626
Write-off and amortization of deferred financing costs	48	11,767	-	-	11,815
Tax sharing payment to Wendy’s/Arby’s	-	(10,417)	-	-	(10,417)
Equity in earnings of joint venture	-	-	(3,643)	-	(3,643)
Deferred income tax provision (benefit), net	1,230	(3,391)	(255)	-	(2,416)
Operating transactions with affiliates	7,140	(5,209)	180	-	2,111
Other, net	4,702	4,769	(1,106)	-	8,365
Changes in operating assets and liabilities, net:
Accounts and notes receivable	(30)	(41)	249	-	178
Inventories	-	358	(34)	-	324
Prepaid expenses and other current assets	(4,743)	(5,841)	(521)	-	(11,105)
Accounts payable	590	(42,899)	(365)	-	(42,674)
Accrued expenses and other current liabilities	660	38,495	(3,716)	-	35,439
Net cash provided by operating activities	8,016	146,868	7,478	-	162,362
Cash flows from investing activities:
Capital expenditures	(7,569)	(31,231)	(1,215)	-	(40,015)
Proceeds from dispositions	-	7,425	255	-	7,680
Other, net	(1,645)	2,456	-	-	811
Net cash used in investing activities	(9,214)	(21,350)	(960)	-	(31,524)
Cash flows from financing activities:
Proceeds from long-term debt	551,061	2,715	-	-	553,776
Repayments of notes payable and long-term debt	-	(137,865)	(98)	-	(137,963)
Other financing transactions with affiliates	(522,492)	522,492	-	-	-
Deferred financing costs	(12,619)	(16,994)	-	-	(29,613)
Other, net	1,640	-	-	-	1,640
Net cash provided by (used in) financing activities	17,590	370,348	(98)	-	387,840
Net cash provided by operations	16,392	495,866	6,420	-	518,678
Effect of exchange rate changes on cash	-	-	703	-	703
Net increase in cash and cash equivalents	16,392	495,866	7,123	-	519,381
Cash and cash equivalents at beginning of period	-	54,527	8,553	-	63,080
Cash and cash equivalents at end of period	$16,392	$550,393	$15,676	$-	$582,461

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Wendy’s/Arby’s Restaurants, LLC (“Wendy’s/Arby’s Restaurants,” the “Company” or “we”) should be read in conjunction with our accompanying unaudited condensed consolidated financial statements included elsewhere herein and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010 (the “Form 10-K”).  There have been no significant changes as of July 4, 2010 to the application of our critical accounting policies as described in Item 7 of our Form 10-K.  Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II – Other Information” preceding “Item 1.”  You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, our Form 10-K and our other filings with the Securities and Exchange Commission.

Introduction and Executive Overview

Our Business

We are a wholly owned subsidiary holding company of Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s”) and the parent company of Wendy’s International, Inc. (“Wendy’s”) and Arby’s Restaurant Group, Inc. (“Arby’s” or “ARG”), which are the owners and franchisors of the Wendy’s® and Arby’s® restaurant systems, respectively.  We currently manage and internally report our operations as two business segments: the operation and franchising of Wendy’s restaurants, including its wholesale bakery operations, and the operation and franchising of Arby’s restaurants.  References in this Form 10-Q to restaurants that we “own” or that are “company-owned” include owned and leased restaurants that we operate through our subsidiaries.  As of July 4, 2010, the Wendy’s restaurant system was comprised of 6,546 restaurants, of which 1,391 were owned and operated by the Company. As of July 4, 2010, the Arby’s restaurant system was comprised of 3,685 restaurants, of which 1,152 were owned and operated by the Company. The 2,543 Wendy’s and Arby’s Company-owned restaurants are located principally in the United States and to a lesser extent in Canada (the “North America Restaurants”).

Wendy’s and Arby’s revenues and operating results have been impacted by a number of factors, including declining sales and traffic trends in the restaurant industry, high unemployment, negative general economic trends and intense price competition.

We remain committed to investing in long-term growth opportunities for our brands.  Our Wendy’s initiatives include (1) our breakfast program, (2) our remodeling program, and (3) a comprehensive pricing initiative that should further improve sales and margins.  Our Arby’s initiatives, which are being led by our new brand President, include (1) our value strategy, which includes our everyday affordability proposition, (2) our remodeling program, and (3) the ongoing validation of our brand positioning.  In addition, we are aggressively pursuing international development opportunities for both brands.

As of July 4, 2010, there were approximately 310 Arby’s franchised restaurants with amounts payable to our subsidiary ARG for royalties, rent and/or other fees that were at least 60 days past due. The financial condition of a number of Arby’s franchisees was one of the factors that resulted in a net decrease of 31 and 16 in the number of franchised restaurants for fiscal 2009 and for the six months ended July 4, 2010, respectively.  During those periods 74 and 50 franchised Arby’s restaurants were closed, respectively.  The trend of declining sales at franchised restaurants has resulted in decreases in royalties and other franchise revenues.  In addition, Arby’s franchisee accounts receivable and related allowance for doubtful accounts have increased significantly, and may continue to grow, as a result of the deteriorating financial condition of some of our franchisees.  Franchisees’ financial difficulties and the closure of franchised restaurants have also caused reductions in the contributions to and extent of national and local advertising programs.  Continuation of these trends will further affect our revenues and may have a material adverse effect on our results of operations and financial condition.

AFA Service Corporation (“AFA”), an independently controlled advertising cooperative in which we have voting interests of less than 50%, had previously entered into a revolving loan agreement with ARG pursuant to which ARG provides revolving loans up to $11.0 million.  As of July 4, 2010, the outstanding balance under this agreement was $9.0 million and there were no amounts past due.  Due to declining sales and profitability of Arby’s franchisees, it is possible that our ability in the future to collect principal and interest payments from AFA could be adversely affected.

Restaurant business revenues for 2010 first half include: (1) $1,480.9 million of sales from Company-owned restaurants, (2) $50.0 million from the sale of bakery items and kids’ meal promotion items to our franchisees, (3) $170.8 million of royalty income from franchisees and (4) $12.8 million of other franchise-related revenue and other revenues. All of our Wendy’s and most of our Arby’s royalty agreements provided for royalties of 4.0% of franchise revenues for the six months ended July 4, 2010.

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

We define restaurant margin as sales from Company-owned restaurants less cost of sales divided by sales from Company-owned restaurants.  Cost of sales includes food and paper, restaurant labor, and occupancy, advertising and other operating costs.  Sales and cost of sales exclude amounts related to bakery items and kids’ meal promotion items sold to franchisees.  Restaurant margin is influenced by factors such as restaurant openings and closures, price increases, the effectiveness of our advertising and marketing initiatives, featured products, product mix, the level of our fixed and semi-variable costs, and fluctuations in food and labor costs.

Credit Agreement

As further described in “Liquidity and Capital Resources – Long-term Debt – Credit Agreement,” below, on May 24, 2010, Wendy’s/Arby’s Restaurants entered into a $650.0 million Credit Agreement (the “Credit Agreement”), which includes a $500.0 million senior secured term loan facility (the “Term Loan”) and a $150.0 million senior secured revolving credit facility (the “Credit Facility”).

The Company recognized a loss on early extinguishment of debt of $26.2 million in the second quarter of 2010 related to the use of proceeds from the Term Loan.  This loss consisted of (1) a $15.0 million premium payment required to redeem the Wendy’s 6.25% senior notes, (2) $5.5 million for the write-off of the unaccreted discount of the Wendy’s 6.25% senior notes (recorded in connection with the Wendy’s merger), and (3) $5.7 million for the write-off of deferred costs associated with the repayment of the prior senior secured term loan.

Related Party Transaction

We have entered into the following transaction with related parties since those reported in our Form 10-K:

Strategic Sourcing Group Agreement

On April 5, 2010, the Wendy’s independent purchasing cooperative Quality Supply Chain Co-op (“QSCC”) and the Arby’s independent purchasing cooperative (“ARCOP”), in consultation with Wendy’s/Arby’s Restaurants, established the Strategic Sourcing Group Co-op, LLC (the “SSG”). The SSG was formed to manage and operate purchasing programs which combine the purchasing power of both Wendy’s and Arby’s Company-owned and franchised restaurants to create buying efficiencies for certain non-perishable goods, equipment and services utilized by both brands.

In order to facilitate the orderly transition of this purchasing function for the Company’s North American operations, Wendy’s/Arby’s Restaurants transferred certain contracts, assets and certain Wendy’s/Arby’s Restaurants purchasing employees to the SSG in the second quarter of 2010. Wendy’s/Arby’s Restaurants has committed to pay approximately $4.9 million of expenses of the SSG, which was expensed in the first quarter of 2010 and included in “General and administrative,” and will be paid over a 24 month period.  The SSG is exploring various alternatives for its sources of funding for future operations.  Effective April 5, 2010, the SSG leased 2,300 square feet of office space from Arby’s until December 31, 2016 unless terminated earlier for an annual base rental of less than $0.1 million.

Presentation of Financial Information

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31.  Our 2009 fiscal year contained 53 weeks with the fiscal fourth quarter containing 14 weeks. All quarters presented contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.  Certain percentage changes between these years are considered not measurable or not meaningful (“n/m”).

Results of Operations

Three Months Ended July 4, 2010 Compared with Three Months Ended June 28, 2009

	Three Months Ended
	July 4,	June 28,	$	%
	2010	2009	Change	Change
	(In Millions)
Revenues:
Sales	$782.7	$816.2	$(33.5)	(4.1)%
Franchise revenues	94.3	96.5	(2.2)	(2.3)
	877.0	912.7	(35.7)	(3.9)
Costs and expenses:
Cost of sales	659.1	686.5	(27.4)	(4.0)
General and administrative	95.7	103.8	(8.1)	(7.8)
Depreciation and amortization	44.5	43.8	0.7	1.6
Impairment of long-lived assets	2.4	6.5	(4.1)	(63.1)
Facilities relocation and restructuring	-	3.0	(3.0)	(100.0)
Other operating expense, net	0.2	0.2	-	n/m
	801.9	843.8	(41.9)	(5.0)
Operating profit	75.1	68.9	6.2	9.0
Interest expense	(34.0)	(30.7)	(3.3)	10.7
Loss on early extinguishment of debt	(26.2)	-	(26.2)	100.0
Other income, net	1.0	0.1	0.9	n/m
Income before income taxes	15.9	38.3	(22.4)	(58.5)
Provision for income taxes	(6.5)	(14.0)	7.5	53.6
Net income	$9.4	$24.3	$(14.9)	(61.3)%

Restaurant statistics:
Wendy’s same-store sales:	Second Quarter 2010	Second Quarter 2009
North America Company-owned restaurants	(2.9)%	(1.2)%
North America franchised restaurants	(1.4)%	(0.1)%
North America system wide	(1.7)%	(0.4)%

Arby’s same-store sales:
North America Company-owned restaurants	(8.8)%	(5.8)%
North America franchised restaurants	(6.7)%	(7.4)%
North America system wide	(7.4)%	(6.9)%

Sales:
Wendy’s	$506.2	$514.7
Arby’s	250.3	277.1
Bakery and kids' meal promotion items to franchisees	26.2	24.4
Total sales	$782.7	$816.2

Company restaurant margin $
Wendy’s	$83.2	$82.1
Arby’s	33.5	41.3
Consolidated	$116.7	$123.4

Company restaurant margin %
Wendy’s	16.4%	15.9%
Arby’s	13.4%	14.9%
Consolidated	15.4%	15.6%

Restaurant count:	Company-owned	Franchised	System Wide
Wendy’s restaurant count:
Restaurant count at April 4, 2010	1,390	5,150	6,540
Opened	3	14	17
Closed	-	(11)	(11)
Sold to franchisees	(2)	2	-
Restaurant count at July 4, 2010	1,391	5,155	6,546

Arby’s restaurant count:
Restaurant count at April 4, 2010	1,155	2,544	3,699
Opened	-	14	14
Closed	(3)	(25)	(28)
Restaurant count at July 4, 2010	1,152	2,533	3,685

Total Wendy’s/Arby’s restaurant count at July 4, 2010	2,543	7,688	10,231

Sales
Change
(In Millions)

Wendy’s	$(8.5)
Arby’s	(26.8)
Bakery and kids' meal promotion items to franchisees	1.8
$(33.5)

The overall decrease in sales was primarily due to the decline in Wendy’s and Arby’s North America Company-owned same-store sales, which were down 2.9% and 8.8%, respectively.  Wendy’s and Arby’s North America Company-owned same-store sales were impacted by (1) the negative economic trends and competitive pressures described above and in our Form 10-K, as well as (2) the negative industry-wide restaurant trends that continued in the 2010 second quarter.  Wendy’s North America Company-owned same-store sales were also negatively impacted by a reduction in national advertising exposure in the second quarter of 2010 as compared to the second quarter of 2009.  Wendy’s has reallocated a portion of its 2010 national advertising expenditure to the second half of the year in connection with new product introductions.  The negative factors impacting Wendy’s sales were partially offset by the effect of an approximate 1% blended price increase taken in late 2009.  Foreign currency translation had a $7.2 million positive impact on Wendy’s second quarter 2010 sales as compared to the 2009 second quarter.  Wendy’s locations sold during or subsequent to the 2009 second quarter generated $2.6 million of sales in that 2009 period.  Arby’s North America Company-owned same-store sales were impacted by (1) a decrease of approximately 1.7% due to certain in-store value promotions in the 2009 second quarter which did not recur in the 2010 second quarter and (2) a decrease in advertising expenditures in the 2010 second quarter as compared to the 2009 second quarter.  Arby’s has reallocated some of its advertising expenditures to the second half of 2010 in connection with its sales initiatives.  Customer transaction volume in Arby’s North America Company-owned stores was virtually unchanged in the 2010 second quarter as compared to the 2009 second quarter, and transaction trends have improved significantly since the end of 2009 primarily as a result of the introduction of Arby’s everyday value strategy.

Franchise Revenues
Change
(In Millions)

Wendy’s	$(1.1)
Arby’s	(1.1)
$(2.2)

The overall decrease in franchise revenues was primarily due to the decline in Wendy’s and Arby’s North America franchised restaurant same-store sales, which were down 1.4% and 6.7%, respectively.  Wendy’s North America franchised restaurant same-store sales were impacted by the same factors described above for Wendy’s Company-owned restaurants, although we believe certain franchised restaurants mitigated some of the decline in same-store sales through greater price increases than those taken by Wendy’s Company-owned restaurants.  Arby’s North America franchised restaurant same-store sales were impacted by the same factors described above for Arby’s Company-owned restaurants, although Arby’s North America franchised restaurants offered fewer in-store value promotions during the 2009 second quarter, which lessened the negative impact on franchised restaurant same-store sales for the three months ended July 4, 2010.

Restaurant Margin
	Amount	Change

Wendy’s	16.4%	0.5% points
Arby’s	13.4%	(1.5)% points
Consolidated	15.4%	(0.2)% points

The increase in Wendy’s restaurant margin in the 2010 second quarter as compared to the 2009 second quarter was attributable to (1) a 1.3% point decrease in restaurant labor costs primarily due to a reduction in comparable incentive payments, (2) a 0.6% point benefit from price increases taken in 2009, a portion of which directly offset the increase in commodity costs mentioned below, and (3) the effect of ongoing operational improvements.  These positive impacts on restaurant margin were partially offset by (1) a 0.9% point increase in commodity costs, a portion of which was due to product improvements, and (2) the deleverage effect of the decline in Wendy’s same-store sales for the comparable quarter on controllable costs.  The Arby’s restaurant margin decreased approximately 2.8% points due to the deleverage effect of the decline in Arby’s same-store sales for the comparable quarters without similar reductions in fixed and semi-variable costs.  The decrease in Arby’s restaurant margin was partially offset by a 1.6% point decline in advertising expenditures.  In addition, increases in the cost of commodities were more than offset by changes in our promotional activities in the second quarter of 2010 as compared to the second quarter of 2009.

General and Administrative
Change
(In Millions)

Incentive compensation	$(5.7)
Integration costs	(3.4)
Compensation	(3.1)
Severance	2.1
Other, net	2.0
$(8.1)

The decrease in general and administrative expenses was primarily related to: (1) reductions in incentive compensation accruals due to lower operating performance as compared to plan in 2010 versus 2009, (2) decreases in Wendy’s-related integration costs resulting from the completion of integration efforts in early 2010, and (3) reductions in staffing at our shared services center in Atlanta, Georgia.  These decreases were partially offset by severance costs related to the termination of certain senior Arby’s executives.

Depreciation and Amortization
Change
(In Millions)

Wendy’s restaurants, primarily properties	$(0.7)
Arby’s restaurants, primarily properties	(0.1)
Shared services center assets	1.5
$0.7

The increase in depreciation and amortization was primarily related to increases in the amortization of software and related costs capitalized in connection with the establishment of the shared services center at the Company’s corporate headquarters in Atlanta, Georgia.  On a consolidated basis, this increase was partially offset by a reduction in depreciation related to Wendy’s and Arby’s previously impaired long-lived assets.

Impairment of Long-Lived Assets
Change
(In Millions)

Wendy’s restaurants, intangibles and surplus properties	$0.2
Arby’s restaurants, primarily properties at underperforming locations	(4.3)
$(4.1)

The decrease in impairment of long-lived assets was primarily related to a decline in Arby’s Company-owned restaurants impairment losses due to the level of impairment charges taken in prior periods.

Interest Expense
Change
(In Millions)

10% Senior Notes	$14.3
Amortization of deferred financing costs	(6.1)
Wendy’s interest rate swaps	(3.3)
Other	(1.6)
$3.3

The increase in interest expense was principally affected by interest on the $565.0 million principal amount of Wendy’s/Arby’s Restaurants 10% Senior Notes issued in June 2009, partially offset by the effect of the 2009 second quarter write-off of deferred debt costs relating to prepayments on the term loan under the prior Arby’s credit agreement.  In addition, there was a favorable impact of interest rate swaps on the Wendy’s 6.20% and 6.25% senior notes entered into during 2009 and 2010.  This favorable impact included a $1.9 million gain on the cancellation of the swaps related to the Wendy’s 6.25% senior notes in connection with their redemption in the second quarter of 2010.

Loss on Early Extinguishment of Debt

  The loss on early extinguishment of debt of $26.2 million consisted of (1) a $15.0 million premium payment required to redeem the Wendy’s 6.25% senior notes as discussed above in “Introduction and Executive Overview – Credit Agreement,” (2) $5.5 million for the write-off of the unaccreted discount of the Wendy’s 6.25% senior notes (recorded in connection with the Wendy’s merger), and (3) $5.7 million for the write-off of deferred costs associated with the repayment of the Wendy’s/Arby’s Restaurants prior senior secured term loan as discussed below in “Liquidity and Capital Resources – Long-term Debt – Credit Agreement.”

Provision for Income Taxes
Change
(In Millions)
Federal and state provision on variance in income before income taxes	$(7.6)
Other	0.1
$(7.5)

Our income taxes were impacted by variations in income before income taxes.

Results of Operations

Six Months Ended July 4, 2010 Compared with Six Months Ended June 28, 2009

	Six Months Ended
	July 4,	June 28,	$	%
	2010	2009	Change	Change
	(In Millions)
Revenues:
Sales	$1,530.9	$1,589.4	$(58.5)	(3.7)%
Franchise revenues	183.6	187.3	(3.7)	(2.0)
	1,714.5	1,776.7	(62.2)	(3.5)
Costs and expenses:
Cost of sales	1,300.5	1,362.4	(61.9)	(4.5)
General and administrative	204.4	213.1	(8.7)	(4.1)
Depreciation and amortization	90.3	95.1	(4.8)	(5.0)
Impairment of long-lived assets	14.0	13.4	0.6	4.5
Facilities relocation and restructuring	-	4.2	(4.2)	(100.0)
Other operating expense, net	2.0	1.7	0.3	17.6
	1,611.2	1,689.9	(78.7)	(4.7)
Operating profit	103.3	86.8	16.5	19.0
Interest expense	(70.0)	(52.4)	(17.6)	33.6
Loss on early extinguishment of debt	(26.2)	-	(26.2)	100.0
Other income (expense), net	1.6	(4.7)	6.3	n/m
Income before income taxes	8.7	29.7	(21.0)	(70.7)
Provision for income taxes	(1.9)	(11.5)	9.6	(83.5)
Net income	$6.8	$18.2	$(11.4)	(62.6)%

Restaurant statistics:
Wendy’s same-store sales:	First Half 2010	First Half 2009
North America Company-owned restaurants	(1.4)%	(0.5)%
North America franchised restaurants	(0.3)%	0.5%
North America system wide	(0.5)%	0.3%

Arby’s same-store sales:
North America Company-owned restaurants	(10.2)%	(6.9)%
North America franchised restaurants	(8.9)%	(7.8)%
North America system wide	(9.4)%	(7.5)%

Sales:
Wendy’s	$995.2	$997.3
Arby’s	485.7	543.3
Bakery and kids' meal promotion items to franchisees	50.0	48.8
Total sales	$1,530.9	$1,589.4

Company restaurant margin $
Wendy’s	$158.3	$135.8
Arby’s	58.9	79.2
Consolidated	$217.2	$215.0

Company restaurant margin %

Wendy’s	15.9%	13.6%
Arby’s	12.1%	14.6%
Consolidated	14.7%	14.0%

Restaurant count:	Company-owned	Franchised	System Wide
Wendy’s restaurant count:
Restaurant count at January 3, 2010	1,391	5,150	6,541
Opened	3	25	28
Closed	(1)	(22)	(23)
Sold to franchisees	(2)	2	-
Restaurant count at July 4, 2010	1,391	5,155	6,546

Arby’s restaurant count:
Restaurant count at January 3, 2010	1,169	2,549	3,718
Opened	-	23	23
Closed	(6)	(50)	(56)
Sold to franchisees	(11)	11	-
Restaurant count at July 4, 2010	1,152	2,533	3,685

Total Wendy’s/Arby’s restaurant count at July 4, 2010	2,543	7,688	10,231

Sales
Change
(In Millions)

Wendy’s	$(2.1)
Arby’s	(57.5)
Bakery and kids' meal promotion items to franchisees	1.1
$(58.5)

The overall decrease in sales was primarily due to the decline in Wendy’s and Arby’s North America Company-owned same-store sales which were down 1.4% and 10.2%, respectively.  Wendy’s and Arby’s North America Company-owned same-store sales were impacted by (1) the same negative economic trends and competitive pressures described above and in our Form 10-K and (2) negative industry-wide restaurant trends that continued in the 2010 first half, as well as (3) severe winter weather in February 2010.  The negative factors impacting Wendy’s were offset by (1) an approximate 1% blended price increase taken in late 2009 and (2) a $15.8 million positive impact from foreign currency translation in the first half 2010 sales as compared to first half 2009.  Wendy’s locations sold during or subsequent to the first half 2009 generated $6.1 million of sales in that 2009 period.  Arby’s North America Company-owned same-store sales were impacted by the effects of (1) a new product introduction in the 2009 first quarter, which did not recur in 2010, (2) a decrease of approximately 0.7% due to certain in-store value promotions in the 2009 first half, which did not recur in the 2010 first half, and (3) a decline in advertising expenditures.  Arby’s has reallocated some of its advertising expenditures to the second half of 2010 in connection with its sales initiatives.  Customer transaction volume in Arby’s North America Company-owned stores was virtually unchanged in the 2010 first half as compared to the 2009 first half and transaction trends have improved significantly since the end of 2009 primarily as a result of the introduction of Arby’s everyday value strategy.

Franchise Revenues
Change
(In Millions)

Wendy’s	$(0.3)
Arby’s	(3.4)
$(3.7)

The overall decrease in franchise revenues for Wendy’s and Arby’s North America franchised restaurants was primarily due to the same factors discussed above for the second quarter 2010.  Arby’s North America franchised restaurants were also disproportionately negatively affected by the absence of national media advertising in the 2010 first quarter as certain franchise markets did not have sufficient local media advertising to offset the absence of national advertising.

Restaurant Margin
	Amount	Change

Wendy’s	15.9%	2.3% points
Arby’s	12.1%	(2.5)% points
Consolidated	14.7%	0.7% points

The restaurant margins for both Wendy’s and Arby’s brands were impacted by the same factors discussed above in “Restaurant Margin” for the 2010 second quarter, as well as the factors discussed above in “Sales.”  Although restaurant margins for the second quarter of 2010 were negatively impacted by the cost of commodities, such costs did not have a material impact on either brand for the 2010 first half.

General and Administrative
Change
(In Millions)

Compensation	$(5.4)
Incentive compensation	(4.8)
Integration costs	(4.4)
Legal fees	(1.3)
SSG co-op agreement	4.9
Severance	3.1
Other, net	(0.8)
$(8.7)

The decrease in general and administrative expenses was primarily related to: (1) reductions in staffing at our shared services center in Atlanta, Georgia, (2) decreases in incentive compensation accruals due to lower operating performance as compared to plan in 2010 versus 2009, (3) decreases in Wendy’s-related integration costs resulting from the completion of integration efforts in early 2010 and (4) decreases in legal fees accrued as compared to the 2009 first half primarily related to the Americans with Disabilities Act case described in our Form 10-K. The decreases were partially offset by an increase related to the formation of the SSG in the 2010 first half as discussed above in “Introduction and Executive Overview – Related Party Transactions” and severance costs related to the termination of certain senior Arby’s executives.

Depreciation and Amortization
Change
(In Millions)

Wendy’s restaurants, primarily properties	$(8.6)
Arby’s restaurants, primarily properties	(0.6)
Shared services center assets	4.4
$(4.8)

The decrease in depreciation and amortization was primarily related to an adjustment in the prior year of $6.5 million related to a one-time increase in depreciation as a result of refinements to the Wendy’s purchase price allocation (including long-lived assets) and a reduction in depreciation related to Wendy’s and Arby’s previously impaired long-lived assets.  These decreases were partially offset by increases in the amortization of software and related costs capitalized in connection with the establishment of the shared services center.

Impairment of Long-Lived Assets
Change
(In Millions)

Wendy’s restaurants, intangibles and surplus properties	$(0.2)
Arby’s restaurants, primarily properties at underperforming locations	0.8
$0.6

The increase in the impairment of long-lived assets was primarily related to an increase in Arby’s Company-owned restaurants impairment losses as a result of the continuing deterioration in operating performance of certain restaurants in the 2010 first half.

Interest Expense
Change
(In Millions)

10% Senior Notes	$29.5
Amortization of deferred financing costs	(5.7)
Wendy’s interest rate swaps	(5.1)
Other	(1.1)
$17.6

The increase in interest expense was principally affected by interest on the $565.0 million principal amount of Wendy’s/Arby’s Restaurants 10% Senior Notes issued in June 2009, partially offset by the effect of the 2009 first half write-off of deferred debt costs relating to prepayments on the term loan under the prior Arby’s credit agreement. In addition, there was a favorable impact of interest rate swaps on the Wendy’s 6.20% and 6.25% senior notes entered into during 2009 and 2010. This favorable impact included a $1.9 million gain on the cancellation of the swaps related to the Wendy’s 6.25% senior notes in connection with their redemption in the second quarter of 2010.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt of $26.2 million consisted of (1) a $15.0 million premium payment required to redeem the Wendy’s 6.25% senior notes as discussed below in “Liquidity and Capital Resources – Long-term Debt – Credit Agreement,” (2) $5.5 million for the write-off of the unaccreted discount of the Wendy’s 6.25% senior notes (recorded in connection with the Wendy’s merger), and (3) $5.7 million for the write-off of deferred costs associated with the repayment of the prior senior secured term loan as discussed below in “Liquidity and Capital Resources – Long-term Debt – Credit Agreement.”

Other Income (Expense), Net
Change
(In Millions)

Deferred costs write-off	$4.3
Other than temporary losses on investments	2.0
$6.3

The increase in other income (expense), net was due to (1) deferred costs written off in the 2009 first half related to financing costs incurred for a Wendy’s revolving credit facility that was entered into in January 2009, which was terminated in connection with the execution of the amended senior secured term loan and (2) an other than temporary loss recorded on our cost investment in the 2009 first half, neither of which recurred in the 2010 first half. As of July 4, 2010, our remaining investments include a joint venture investment and a cost investment.

Provision for Income Taxes
Change
(In Millions)
Federal and state provision on variance in income before income taxes	$(6.8)
Valuation allowance reduction	(2.5)
Other	(0.3)
$(9.6)

Our income taxes were impacted by variations in income before income taxes as offset by a reduction in valuation allowances related to state tax matters.

Outlook for the Remainder of 2010

There are no material changes to the outlook for 2010 as discussed in our Form 10-K, except that restaurant margins for both of our brands will be somewhat negatively impacted by the expected increase in the cost of commodities.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $108.4 million for the six months ended July 4, 2010 as compared to $162.4 million for the same period in 2009.  The significant components of the $54.0 million decrease in net cash provided by operating activities for the first half of 2010 as compared to the first half of 2009 are as follows:

Change
(In Millions)
Accounts payable	$29.7
Incentive compensation	(25.8)
Interest	(22.9)
AFA notes receivable	(6.9)
Income taxes, net of refunds	(3.4)
Other, net	(24.7)
$(54.0)

The net decrease in the comparative operating cash flow principally resulted from an increase in (1) amounts paid under the Company’s incentive compensation plans in 2010 versus 2009 for fiscal 2009 and fiscal 2008, respectively, (2) interest payments in the first half of 2010 primarily due to the interest payment on the 10% Senior Note borrowings in June 2009, (3) advances, net, to AFA, an independently controlled advertising cooperative for the Arby’s restaurant system, under its revolving loan agreement from the Company, and (4) payments for estimated taxes as well as for certain state income taxes for which examinations are either completed or ongoing.  These changes were partially offset by the following which affected accounts payable: (1) a reduction in the amounts payable to the Wendy’s national advertising cooperative in the first half of 2010 as compared to the same period in 2009 due to changes in the timing and nature of amounts due, (2) a decrease in the number and amount of non-recurring items more typically included in accounts payable rather than accrued expenses and (3) a decrease in the volume of transactions processed as received from third parties, due in part to the decrease in sales, for the 2010 first half as compared to the 2009 first half.

We expect continued positive cash flows from operating activities during the remainder of 2010.

Additionally, for the six months ended July 4, 2010, we had the following significant sources and uses of cash other than from operating activities:

•	Proceeds from the Term Loan of $497.5 million;
•	Dividend payments of $443.7 million to Wendy’s/Arby’s;
•	Repayment of $250.8 million of Wendy’s/Arby’s Restaurants amended senior secured term loan;
•	Payment of $215.0 million, including a premium of $15 million to redeem the Wendy’s 6.25% senior notes;
•
Cash capital expenditures totaling $52.7 million, which included $9.7 million for the remodeling of restaurants, $3.0 million for the construction of new restaurants, and $4.6 million for software purchases. The remaining capital expenditures were primarily related to various technology projects and store maintenance capital expenditures; and

•	Deferred financing costs of $14.4 million.

The net cash used in our operations before the effect of exchange rate changes on cash was approximately $358.3 million.

Sources and Uses of Cash for the Remainder of 2010

Our anticipated consolidated cash requirements for the remainder of 2010, exclusive of operating cash flow requirements, consist principally of:

•	Cash capital expenditures of approximately $112.3 million as discussed in our Form 10-K;
•	Scheduled debt principal repayments aggregating $8.3 million;
•	Scheduled payments of $6.3 million pursuant to the QSCC and SSG co-op agreements;
•	Severance payments of approximately $1.4 million related to our facilities relocation and restructuring accruals and $1.1 million related to the termination of certain senior Arby’s executives; and
•	The costs of any potential business acquisitions or financing activities.

Based upon current levels of operations, we expect that cash flows from operations and available cash will provide sufficient liquidity to meet operating cash requirements for the next twelve months.

Long-term Debt

The following is an explanation of changes to the terms of certain debt obligations since January 3, 2010, as discussed in our Form 10-K:

Credit Agreement

On May 24, 2010, we entered into the Credit Agreement, which includes a $500.0 million Term Loan and a $150.0 million Credit Facility.  The Credit Agreement contains provisions for an uncommitted increase of up to $300.0 million principal amount in the aggregate in the Credit Facility and/or Term Loan subject to the satisfaction of certain conditions. The Credit Facility includes a sub-facility for the issuance of up to $70.0 million of letters of credit. The obligations under the Credit Agreement are secured by substantially all of the non-real estate assets of the Company and its domestic subsidiaries (other than certain unrestricted subsidiaries), the stock of its domestic subsidiaries (other than certain unrestricted subsidiaries), 65% of the stock of certain of its foreign subsidiaries as well as by mortgages on certain restaurant properties.

The Term Loan was issued at 99.5% of the principal amount, which represented an original issue discount of 0.5% and resulted in net proceeds paid to us of $497.5 million. The $2.5 million discount will be accreted and the related charge included in interest expense through the maturity of the Term Loan. The Term Loan will mature on May 24, 2017 and requires quarterly principal installments equal to 1% per annum of the initial principal amount outstanding, with the balance payable on the maturity date.

The Credit Facility expires not later than May 24, 2015. An unused commitment fee of 50 basis points per annum is payable quarterly on the average unused amount of the Credit Facility until the maturity date.

The interest rate on the Term Loan is based on (i) the Eurodollar Rate as defined in the Credit Agreement (but not less than 1.50%), plus 3.50%, or a Base Rate, as defined in the Credit Agreement (but not less than 2.50%), plus 2.50%. Since the date of the Term Loan and as of July 2, 2010, we have elected to use the Eurodollar Rate which resulted in an interest rate of 5.00% as of July 4, 2010.

We incurred approximately $16.4 million in costs (of which $2.0 million is unpaid as of July 4, 2010) related to the Credit Agreement, which will be amortized to interest expense over the Term Loan’s term utilizing the effective interest rate method.

Proceeds from the Term Loan were used to (1) repay approximately $253.8 million of existing indebtedness, including fees and interest, under the prior Wendy’s/Arby’s Restaurants amended senior secured term loan scheduled to be due in 2012, (2) redeem the Wendy’s 6.25% senior notes scheduled to be due in 2011, and (3) pay fees and expenses related to the Credit Agreement. The remaining Term Loan proceeds are expected to be used for working capital and other general corporate purposes.

The Company recognized a loss on early extinguishment of debt of $26.2 million in the second quarter of 2010, related to the use of proceeds from the Term Loan. This loss consisted of (1) a $15.0 million premium payment required to redeem the Wendy’s 6.25% senior notes (2) $5.5 million for the write-off of the unaccreted discount of the Wendy’s 6.25% senior notes (recorded in connection with the Wendy’s merger), and (3) $5.7 million for the write-off of deferred costs associated with the repayment of the prior senior secured term loan.

The affirmative and negative covenants in the Credit Agreement include, among others, preservation of corporate existence; payment of taxes; and maintenance of insurance; and limitations on: indebtedness (including guarantee obligations of other indebtedness); liens; mergers, consolidations, liquidations and dissolutions; sales of assets; dividends and other payments in respect of capital stock; investments; payments of certain indebtedness; transactions with affiliates; changes in fiscal year; negative pledge clauses and clauses restricting subsidiary distributions; and material changes in lines of business.  The financial covenants contained in the Credit Agreement are (i) a consolidated interest coverage ratio, (ii) a consolidated senior secured leverage ratio and (iii) a consolidated senior secured lease adjusted leverage ratio.    Wendy’s/Arby’s Restaurants was in compliance with all covenants of the Credit Agreement as of July 4, 2010.

The indentures that govern Wendy’s 6.20% Senior Notes and 7% Debentures (the "Wendy's Notes") contain covenants that specify limits on the incurrence of indebtedness. We were in compliance with these covenants as of July 4, 2010 and project that we will be in compliance with these covenants for the next twelve months.

A significant number of the underlying leases in the Arby’s restaurants segment for sale-leaseback obligations and capitalized lease obligations, as well as the operating leases, require or required periodic financial reporting of certain subsidiary entities within ARG or of individual restaurants, which in many cases have not been prepared or reported. The Company has negotiated waivers and alternative covenants with its most significant lessors which substitute consolidated financial reporting of ARG for that of individual subsidiary entities and which modify restaurant level reporting requirements for more than half of the affected leases.  Nevertheless, as of July 4, 2010, the Company was not in compliance, and remains not in compliance, with the reporting requirements under those leases for which waivers and alternative financial reporting covenants have not been negotiated. However, none of the lessors has asserted that the Company is in default of any of those lease agreements. The Company does not believe that such non-compliance will have a material adverse effect on its condensed consolidated financial position or results of operations.

Interest Rate Swaps

In connection with the redemption of the Wendy’s 6.25% senior notes discussed above under “Credit Agreement,” we cancelled four interest rate swaps with notional amounts totaling $175.0 million that had swapped the fixed rate interest rates on these senior notes for floating rates.  We recognized a gain on the cancellation of $1.9 million in the second quarter of 2010 which is included in “Interest expense.”

Contractual Obligations

The following is an explanation of changes to the Company’s contractual obligations since January 3, 2010, as discussed in our Form 10-K:

•	The completion of a new $500.0 million Term Loan, due May 24, 2015, which resulted in the following early principal reductions of our long-term debt obligations:

-	$251.5 million for the Wendy’s/Arby’s Restaurants amended senior secured term loan; and
-	$200.0 million for the Wendy’s 6.25% senior notes.

•	The formation of the SSG requiring payments of approximately $4.9 million for its initial operations as discussed in “Introduction and Executive Overview – Related Party Transactions.”

Credit Ratings

Wendy’s/Arby’s Restaurants is rated by Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”).  S&P and Moody’s have assigned the following credit ratings in June 2010, which became effective after the closing of the Senior Secured Credit Facility.

	S&P	Moody’s
Corporate family/corporate credit
Entity	Wendy’s/Arby’s Restaurants	Wendy’s/Arby’s Restaurants
Rating	B+	B2
Outlook	Negative	Stable

Wendy’s/Arby’s Restaurants 10% Senior Notes	B+	B3

Wendy’s/Arby’s Restaurants Senior Secured Credit Facility	BB	Ba2

Wendy’s 6.20% Senior Notes and 7% Debentures	B-	Caa1

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

Dividends

During the 2010 first half, $443.7 million of dividends were paid to Wendy’s/Arby’s.  The dividends paid to Wendy’s/Arby’s during the 2010 second quarter included $325 million as specifically permitted under the terms of the Credit Agreement.  As of July 4, 2010, under the terms of the Credit Agreement, there was $19.8 million available for the payment of dividends directly to Wendy’/Arby’s.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of July 4, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of July 4, 2010, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting made during the quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
certain factors affecting our franchisees, including the business and financial viability of franchisees, with a significant number of Arby’s franchisees and a minimal number of Wendy’s franchisees having experienced declining sales and profitability, the timely payment of franchisees’ obligations due to us or to national or local advertising organizations, and the ability of our franchisees to open new restaurants in accordance with their development commitments, including their ability to finance restaurant development and remodels;

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

Item 1.  Legal Proceedings.

We are involved in litigation and claims incidental to our current and prior businesses.  We have reserves for all of our legal and environmental matters aggregating $5.9 million as of July 4, 2010. The outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us. Based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.  Risk Factors.

In addition to the information contained in this report, you should carefully consider the risk factors disclosed in our Form 10-K, which could materially affect our business, financial condition or future results.  Except as described in this report, including the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in our Form 10-K and our Form 10-Q for the quarter ended April 4, 2010.

Our financial results are affected by the operating results of franchisees.

As of July 4, 2010, approximately 79% of the Wendy’s system and 69% of the Arby’s system were franchise restaurants.  We receive revenue in the form of royalties, which are generally based on a percentage of sales at franchised restaurants, rent and fees from franchisees.  Accordingly, a substantial portion of our financial results is to a large extent dependent upon the operational and financial success of our franchisees.  If sales trends or economic conditions worsen for franchisees, their financial results may worsen and our royalty, rent and other fee revenues may decline.  In addition, accounts receivable and related allowance for doubtful accounts may increase.  When company-owned restaurants are sold, one of our subsidiaries is often required to remain responsible for lease payments for these restaurants to the extent that the purchasing franchisees default on their leases.  During periods of declining sales and profitability of franchisees, such as are currently being experienced by a significant number of Arby’s franchisees and a minimal number of Wendy’s franchisees, the incidence of franchisee defaults for these lease payments increases and we are then required to make those payments and seek recourse against the franchisee or agree to repayment terms.  Additionally, if franchisees fail to renew their franchise agreements, or if we decide to restructure franchise agreements in order to induce franchisees to renew these agreements, then our royalty revenues may decrease.  Further, we may decide from time to time to acquire restaurants from franchisees that experience significant financial hardship, which may reduce our cash and equivalents.

As of July 4, 2010, there were approximately 310 Arby’s franchised restaurants with amounts payable to our subsidiary Arby’s Restaurant Group, Inc. (“ARG”) for royalties, rent and/or other fees that were at least 60 days past due.  The financial condition of a number of Arby’s franchisees was one of the factors that resulted in a net decrease of 31 and 16 in the number of franchised restaurants for fiscal 2009 and for the six months ended July 4, 2010, respectively.  During those periods 74 and 50 franchised Arby’s restaurants were closed, respectively.  The trend of declining sales at franchised restaurants has resulted in decreases in royalties and other franchise revenues.  In addition, Arby’s franchisee accounts receivable and related allowance for doubtful accounts have increased significantly, and may continue to grow as a result of the deteriorating financial condition of some of our franchisees.  Franchisee financial difficulties and the closure of franchised restaurants have also caused reductions in the contributions to and extent of national and local advertising programs.  Continuation of these trends will further affect our revenues and may have a material adverse effect on our results of operations and financial condition.

AFA Service Corporation (“AFA”), an independently controlled advertising cooperative in which we have voting interests of less than 50%, had previously entered into a revolving loan agreement with ARG pursuant to which ARG provides revolving loans up to $11.0 million.  As of July 4, 2010, the outstanding balance under this agreement was $9.0 million, and there were no amounts past due.  Due to declining sales and profitability of Arby’s franchisees, it is possible that our ability in the future to collect principal and interest payments from AFA could be adversely affected.

Item 4.  (Removed and Reserved).

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

10.1
Credit Agreement, dated as of May 24, 2010, among Wendy’s/Arby’s Restaurants, LLC, as borrower, Bank of America, N.A., as administrative agent, Citicorp North America, Inc., as syndication agent, Wells Fargo Bank, National Association, as documentation agent, and the lenders and issuers party thereto, incorporated by reference to Exhibit 10.1 to Wendy’s/Arby’s Restaurants’ Current Report on Form 8-K dated May 25, 2010 (Reg. no. 333-161613).

10.2
Security Agreement, dated as of May 24, 2010, among Wendy’s/Arby’s Restaurants, LLC, the guarantors from time to time party thereto, as pledgors, and Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.2 to Wendy’s/Arby’s Restaurants’ Current Report on Form 8-K dated May 25, 2010 (Reg. no. 333-161613).

10.3
Amendment No. 1, dated as of July 12, 2010, to the Credit Agreement, dated as of May 24, 2010, among Wendy’s/Arby’s Restaurants, LLC, as borrower, Bank of America, N.A., as administrative agent, Citicorp North America, Inc., as syndication agent, Wells Fargo Bank, National Association, as documentation agent, and the lenders and issuers party thereto.*

10.4	Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Annex A of the Wendy’s/Arby’s Group, Inc. Definitive 2010 Proxy Statement (SEC file no. 001-02207).
10.5	Form of Non-Incentive Stock Option Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan.*
10.6	Form of Long Term Performance Unit Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan.*
10.7
Letter Agreement dated as of May 11, 2010 between Hala Moddelmog and Wendy’s/Arby’s Group, Inc., incorporated by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated May 14, 2010 (SEC file no. 001-02207).

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

WENDY’S/ARBY’S RESTAURANTS, LLC. (Registrant)
Date: August 12, 2010	By: /s/ Stephen E. Hare
Stephen E. Hare
Senior Vice President and
Chief Financial Officer
(On behalf of the Company)

Date: August 12, 2010	By: /s/ Steven B. Graham
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

10.1
Credit Agreement, dated as of May 24, 2010, among Wendy’s/Arby’s Restaurants, LLC, as borrower, Bank of America, N.A., as administrative agent, Citicorp North America, Inc., as syndication agent, Wells Fargo Bank, National Association, as documentation agent, and the lenders and issuers party thereto, incorporated by reference to Exhibit 10.1 to Wendy’s/Arby’s Restaurants’ Current Report on Form 8-K dated May 25, 2010 (Reg. no. 333-161613).

10.2
Security Agreement, dated as of May 24, 2010, among Wendy’s/Arby’s Restaurants, LLC, the guarantors from time to time party thereto, as pledgors, and Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.2 to Wendy’s/Arby’s Restaurants’ Current Report on Form 8-K dated May 25, 2010 (Reg. no. 333-161613).

10.3
Amendment No. 1, dated as of July 12, 2010, to the Credit Agreement, dated as of May 24, 2010, among Wendy’s/Arby’s Restaurants, LLC, as borrower, Bank of America, N.A., as administrative agent, Citicorp North America, Inc., as syndication agent, Wells Fargo Bank, National Association, as documentation agent, and the lenders and issuers party thereto.*

10.4	Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated by reference to Annex A of the Wendy’s/Arby’s Group, Inc. Definitive 2010 Proxy Statement (SEC file no. 001-02207).
10.5	Form of Non-Incentive Stock Option Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan.*
10.6	Form of Long Term Performance Unit Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan.*
10.7
Letter Agreement dated as of May 11, 2010 between Hala Moddelmog and Wendy’s/Arby’s Group, Inc., incorporated by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K dated May 14, 2010 (SEC file no. 001-02207).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
__________________
*          Filed herewith.