Form 10-Q
period 2010-10-03
Wendy's/Arby's Restaurants, LLC
filed 2010-11-16
CIK 1467974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

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

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	October 3,	January 3,
	2010	2010
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$196,592	$538,864
Accounts and notes receivable	87,903	87,607
Inventories	21,238	23,024
Prepaid expenses and other current assets	42,356	27,837
Deferred income tax benefit	59,763	47,556
Advertising funds restricted assets	102,758	80,476
Total current assets	510,610	805,364
Investments	102,074	102,140
Properties	1,544,867	1,607,858
Goodwill	887,889	886,296
Other intangible assets	1,367,078	1,392,883
Deferred costs and other assets	86,038	69,349
Total assets	$4,498,556	$4,863,890

LIABILITIES AND INVESTED EQUITY
Current liabilities:
Current portion of long-term debt	$16,686	$16,178
Accounts payable	88,375	95,839
Accrued expenses and other current liabilities	247,434	268,181
Advertising funds restricted liabilities	102,758	80,476
Total current liabilities	455,253	460,674
Long-term debt	1,547,980	1,485,732
Due to Wendy’s/Arby’s	27,162	42,915
Deferred income	21,815	13,195
Deferred income taxes	508,953	502,979
Other liabilities	158,360	160,488
Commitments and contingencies
Invested equity:
Member interest, $0.01 par value; 1,000 shares authorized, one share issued and outstanding	-	-
Other capital	2,420,840	2,854,775
Accumulated deficit	(489,690)	(496,862)
Advances to Wendy’s/Arby’s	(155,000)	(155,000)
Accumulated other comprehensive income (loss)	2,883	(5,006)
Total invested equity	1,779,033	2,197,907
Total liabilities and invested equity	$4,498,556	$4,863,890

See accompanying notes to condensed consolidated financial statements.

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
	(Unaudited)
Revenues:
Sales	$765,988	$806,038	$2,296,868	$2,395,476
Franchise revenues	95,226	97,183	278,814	284,416
	861,214	903,221	2,575,682	2,679,892
Costs and expenses:
Cost of sales	667,063	684,071	1,967,569	2,046,475
General and administrative	96,322	96,910	300,742	309,973
Depreciation and amortization	45,713	46,940	136,051	141,999
Impairment of long-lived assets	27,409	15,528	41,424	28,932
Facilities relocation and restructuring	-	1,725	-	5,892
Other operating expense (income), net	2,269	(485)	4,117	1,246
	838,776	844,689	2,449,903	2,534,517
Operating profit	22,438	58,532	125,779	145,375
Interest expense	(33,564)	(35,899)	(103,547)	(88,262)
Loss on early extinguishment of debt	-	-	(26,197)	-
Other income (expense), net	338	755	1,859	(3,966)
(Loss) income before income taxes	(10,788)	23,388	(2,106)	53,147
Benefit from (provision for) income taxes	11,145	(9,168)	9,278	(20,752)
Net income	$357	$14,220	$7,172	$32,395

See accompanying notes to condensed consolidated financial statements.

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	October 3,	September 27,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income	$7,172	$32,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,051	141,999
Impairment of long-lived assets	41,424	28,932
Accretion of long-term debt	13,013	7,516
Write off and amortization of deferred financing costs	10,378	13,882
Net receipt of deferred vendor incentive	10,096	13,016
Share-based compensation provision	9,841	10,128
Distributions received from joint venture	9,718	7,106
Non-cash rent expense	7,152	9,907
Provision for doubtful accounts	7,586	4,390
Tax sharing payable to Wendy’s/Arby’s, net	(8,673)	-
Tax sharing payment to Wendy’s/Arby’s	-	(10,417)
Equity in earnings of joint venture	(7,127)	(6,258)
Operating transactions with Wendy’s/Arby’s	(6,831)	27,060
Deferred income tax benefit, net	(4,918)	(26,963)
Other, net	(1,731)	(3,010)
Changes in operating assets and liabilities, net:
Accounts and notes receivable	(6,721)	(803)
Inventories	1,824	2,770
Prepaid expenses and other current assets	(7,386)	(6,482)
Accounts payable	(7,289)	(49,352)
Accrued expenses and other current liabilities	(32,616)	80,617
Net cash provided by operating activities	170,963	276,433
Cash flows from investing activities:
Capital expenditures	(94,736)	(65,280)
Proceeds from dispositions	4,394	9,386
Other, net	1,369	2,304
Net cash used in investing activities	(88,973)	(53,590)
Cash flows from financing activities:
Proceeds from long-term debt	497,661	556,006
Repayments of long-term debt	(462,831)	(153,754)
Dividends paid to Wendy’s/Arby’s	(443,700)	(35,000)
Deferred financing costs	(16,286)	(37,976)
Net cash (used in) provided by financing activities	(425,156)	329,276
Net cash (used in) provided by operations before effect of
exchange rate changes on cash	(343,166)	552,119
Effect of exchange rate changes on cash	894	1,671
Net (decrease) increase in cash and cash equivalents	(342,272)	553,790
Cash and cash equivalents at beginning of period	538,864	63,080
Cash and cash equivalents at end of period	$196,592	$616,870

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In Thousands)

	Nine Months Ended
	October 3,	September 27,
	2010	2009
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for:
Interest	$107,326	$52,963
Income taxes, net of refunds	$7,458	$5,808
Supplemental non-cash investing and financing activities:
Total capital expenditures	$99,553	$70,990
Cash capital expenditures	(94,736)	(65,280)
Non-cash capitalized lease and certain sales-leaseback obligations	$4,817	$5,710

See accompanying notes to condensed consolidated financial statements.

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

(1)      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of Wendy’s/Arby’s Restaurants, LLC (“Wendy’s/Arby’s Restaurants” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”), a direct wholly owned subsidiary of Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments necessary to present fairly our financial position as of October 3, 2010, the results of our operations for the three months and nine months ended October 3, 2010 and September 27, 2009 and our cash flows for the nine months ended October 3, 2010 and September 27, 2009. The results of operations for the three months and nine months ended October 3, 2010 are not necessarily indicative of the results to be expected for the full 2010 fiscal year. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010 (the “Form 10-K”).

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. Our 2009 fiscal year consisted of 53 weeks with our fiscal fourth quarter containing 14 weeks. All three month and nine month periods presented herein contain 13 weeks and 39 weeks, respectively. All references to years and quarters relate to fiscal periods rather than calendar periods.

(2)      Dispositions

During the nine months ended October 3, 2010, the Company received proceeds from dispositions of $4,394 consisting of $2,332 from the sale of two Company-owned Wendy’s International, Inc. (“Wendy’s”) restaurants and 11 Company-owned Arby’s Restaurant Group, Inc. (“Arby’s” or “ARG”) restaurants to franchisees of the respective brands, $227 from the sale of surplus properties, and $1,835 related to other dispositions. These sales resulted in a net gain of $293, which is included as an offset to “Depreciation and amortization.”

During the nine months ended September 27, 2009, the Company received proceeds from dispositions of $9,386 consisting of $4,345 from the sale of 11 Company-owned Wendy’s restaurants to a franchisee of Wendy’s, $3,821 from the sale of surplus properties, and $1,220 related to other dispositions. These sales resulted in a net gain of $1,944, which is included as an offset to “Depreciation and amortization.”

(3)     Long-Term Debt

  Long-term debt consisted of the following:

	October 3,	January 3,
	2010	2010

10% Senior Notes, due in 2016	$552,874	$551,779
Term Loan, due in 2017	496,384	-
Senior secured term loan	-	251,488
6.20% senior notes, due in 2014	220,992	204,303
6.25% senior notes	-	193,618
Sale-leaseback obligations due through 2029	122,624	125,176
Capitalized lease obligations due through 2036	87,053	89,886
7% Debentures, due in 2025	80,912	80,081
Other	3,827	5,579
	1,564,666	1,501,910
Less amounts payable within one year	(16,686)	(16,178)
	$1,547,980	$1,485,732

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

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

The Term Loan was issued at 99.5% of the principal amount, which represented an original issue discount of 0.5% and resulted in net proceeds paid to us of $497,500. The $2,500 discount is being accreted and the related charge included in interest expense through the maturity of the Term Loan. The Term Loan will mature on May 24, 2017 and requires quarterly principal installments which commenced on September 30, 2010 equal to 1% per annum of the initial principal amount outstanding, with the balance payable on the maturity date.

The Credit Facility expires not later than May 24, 2015. An unused commitment fee of 50 basis points per annum is payable quarterly on the average unused amount of the Credit Facility until the maturity date.

The interest rate on the Term Loan is based on (i) the Eurodollar Rate as defined in the Credit Agreement (but not less than 1.50%), plus 3.50%, or a Base Rate, as defined in the Credit Agreement (but not less than 2.50%), plus 2.50%. Since the inception of the Term Loan, we have elected to use the Eurodollar Rate which resulted in an interest rate on the Term Loan of 5.00% as of October 3, 2010.

Wendy’s/Arby’s Restaurants incurred approximately $16,353 in costs related to the Credit Agreement, which is being amortized to interest expense over the Term Loan’s term utilizing the effective interest rate method.

Proceeds from the Term Loan were used to (1) repay approximately $253,849 of existing indebtedness, including fees and interest, under the then existing Wendy’s/Arby’s Restaurants amended senior secured term loan scheduled to be due in 2012, (2) redeem the Wendy’s 6.25% senior notes scheduled to be due in 2011, and (3) pay fees and expenses related to the Credit Agreement. The remaining Term Loan proceeds were used for working capital and other general corporate purposes.

The Company recognized a loss on early extinguishment of debt of $26,197 in the second quarter of 2010 related to the repayment of debt from the proceeds of the Term Loan.  This loss consisted of (1) a $14,953 premium payment required to redeem the Wendy’s 6.25% senior notes, (2) $5,477 for the write-off of the unaccreted discount of the Wendy’s 6.25% senior notes (recorded in connection with the Wendy’s merger), and (3) $5,767 for the write-off of deferred costs associated with the repayment of the prior senior secured term loan.

The affirmative and negative covenants in the Credit Agreement include, among others, preservation of corporate existence; payment of taxes; and maintenance of insurance; and limitations on: indebtedness (including guarantee obligations of other indebtedness); liens; mergers, consolidations, liquidations and dissolutions; sales of assets; dividends and other payments in respect of capital stock; investments; payments of certain indebtedness; transactions with affiliates; changes in fiscal year; negative pledge clauses and clauses restricting subsidiary distributions; and material changes in lines of business.  The financial covenants contained in the Credit Agreement are (i) a consolidated interest coverage ratio, (ii) a consolidated senior secured leverage ratio, and (iii) a consolidated senior secured lease adjusted leverage ratio.  Wendy’s/Arby’s Restaurants was in compliance with all covenants of the Credit Agreement as of October 3, 2010.

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

(4)      Fair Value Measurement of Financial Assets and Liabilities

The carrying amounts and estimated fair values of the Company’s financial assets and liabilities were as follows:

	October 3, 2010
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents (a)	$196,592	$196,592
Restricted cash equivalents (a):
Current - included in “Prepaid expenses and other current assets”	1,898	1,898
Non-current - included in “Deferred costs and other assets”	3,770	3,770
Non-current cost investment (b)	3,723	5,074
Interest rate swaps (c)	13,919	13,919
Financial liabilities:
Long-term debt, including current portion:
10% Senior Notes (d)	$552,874	$614,155
Term Loan (d)	496,384	501,500
6.20% senior notes (d)	220,992	247,244
Sale-leaseback obligations (e)	122,624	134,908
Capitalized lease obligations (e)	87,053	94,907
7% Debentures (d)	80,912	87,000
Other	3,827	3,957
Total long-term debt, including current portion	$1,564,666	$1,683,671
Guarantees of:
Lease obligations for restaurants not operated by the Company (f)	$343	$343
Wendy’s franchisee loans obligations (g)	$462	$462

__________________

(a)	The carrying amounts approximated fair value due to the short-term maturities of the cash equivalents or restricted cash equivalents.

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

(d)
The fair values were based on quoted market prices, as well as information provided by the bank counterparties that is model-driven and whose inputs were observable or whose significant value drivers were observable.

(e)
The fair values were determined by discounting the future scheduled principal payments using an interest rate assuming the same original issuance spread over a current U.S. Treasury bond yield for securities with similar durations.

(f)	The fair value was assumed to reasonably approximate the carrying amount. We have accrued liabilities for these lease obligations based on a weighted average risk percentage.

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

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
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

The following table presents our financial assets and liabilities (other than cash and cash equivalents) measured at fair value on a recurring basis as of October 3, 2010 by the valuation hierarchy as defined in the fair value guidance:

	October 3,	Fair Value Measurements
	2010	Level 1	Level 2	Level 3

Interest rate swaps (included in “Deferred costs and other assets”)	$13,919	$-	$13,919	$-

Derivative Instruments

The Company’s primary objective for entering into derivative instruments is to manage its exposure to changes in interest rates, as well as to maintain an appropriate mix of fixed and variable rate debt.

During the third quarter of 2009, we entered into eight interest rate swaps with notional amounts totaling $361,000 to swap the fixed rate interest rates on the 6.20% and 6.25% Wendy’s senior notes for floating rates. The interest rate swaps were designated as fair value hedges of the related debt and qualify to be accounted for under the short-cut method according to the applicable guidance, resulting in no ineffectiveness in the hedging relationship.

During the first quarter of 2010, we entered into an interest rate swap with a notional amount of $39,000 on Wendy’s 6.20% senior notes.  The interest rate swap was designated as a fair value hedge of the related debt and did not qualify for the short-cut method. This interest rate swap is tested for effectiveness quarterly and the hedge was determined to be effective for each quarterly period in the nine months ended October 3, 2010.  If any portion of the hedge was determined to be ineffective, any changes in fair value would be recognized in our results of operations.

In connection with the redemption of the Wendy’s 6.25% senior notes, as discussed above in “Note 3 – Long-term Debt,” we cancelled four interest rate swaps with notional amounts totaling $175,000. Upon cancellation, we recognized a gain of $1,875 in the second quarter of 2010, which is included in “Interest expense” for the nine months ended October, 3, 2010. The following items, including the aforementioned gain, were recognized by the Company related to its derivative activity during each of the periods presented below:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Interest expense:
Interest rate swaps	$(1,320)	$(1,043)	$(6,396)	$(1,043)

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

(5)    Impairment of Long-lived Assets

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
Wendy’s restaurant segment:
Impairment of Company-owned restaurants:
Properties	$17,373	$286	$17,448	$956
Intangible assets	3,548	-	3,955	-
	20,921	286	21,403	956

Arby’s restaurant segment:
Impairment of Company-owned restaurants:
Properties	6,333	13,923	18,694	25,719
Intangible assets	155	1,319	1,327	2,257
	6,488	15,242	20,021	27,976
Total impairment of long-lived assets	$27,409	$15,528	$41,424	$28,932

The Wendy’s and Arby’s Company-owned restaurant segment impairment losses in each period predominantly reflected impairment charges on all restaurant level assets resulting from the deterioration in operating performance of certain restaurants and additional charges for capital improvements in restaurants impaired in a prior period which did not subsequently recover. The Wendy’s impairment losses for the three months and nine months ended October 3, 2010 and September 27, 2009 also included write-downs in the carrying value of certain surplus properties and properties held for sale.  Additionally, for the nine months ended October 3, 2010 the Wendy’s impairment losses included write-downs in the carrying value of options to purchase property.  For the three months and nine months ended September 27, 2009, Arby’s impairment losses also included reductions in the carrying value of certain surplus properties.

All of these impairment losses represented the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets.” The fair values of impaired assets discussed above for the Wendy’s and Arby’s restaurant segments were generally estimated based on the present values of the associated cash flows and on the market value with respect to land (Level 3 inputs).   There is no remaining carrying value of the properties and intangible assets which were measured at fair value as of October 3, 2010, July 4, 2010, and April 4, 2010.

(6)	Facilities Relocation and Restructuring

The Company incurred restructuring charges in 2009, primarily related to severance as a result of the merger with Wendy’s (the “Wendy’s Merger”).  Such restructuring accrual, which is included in “Accrued expenses and other current liabilities,” was $660 at October 3, 2010 and $5,630 at January 3, 2010. The reduction in this accrual during the nine months ended October 3, 2010 reflects total payments of $5,006 partially offset by net adjustments of $36. We do not expect to incur any additional restructuring charges with respect to the Wendy’s Merger.

(7)	Investment in Joint Venture with Tim Hortons Inc.

Wendy’s is a partner in a Canadian restaurant real estate joint venture (“TimWen”) with Tim Hortons Inc. Wendy’s 50% share of the joint venture is accounted for using the Equity Method. Our equity in earnings from TimWen is included in “Other operating expense (income), net.”

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

  Presented below is an unaudited summary of activity related to our portion of TimWen included in our condensed consolidated balance sheets and condensed consolidated statements of operations:

	Nine Months Ended
	October 3,	September 27,
	2010	2009
Balance at beginning of period (a)	$97,476	$89,771

Equity in earnings for the period	9,309	8,289
Amortization of purchase price adjustments	(2,182)	(2,031)
	7,127	6,258

Distributions	(9,718)	(7,106)
Currency translation adjustment included in “Comprehensive income”	3,465	10,457
Balance at end of period (a)	$98,350	$99,380
__________________
(a)	Included in “Investments.”

Presented below is a summary of unaudited financial information of TimWen as of and for the nine months ended October 3, 2010 and September 27, 2009, respectively, in Canadian dollars. The summary balance sheet financial information does not distinguish between current and long-term assets and liabilities:

	October 3,		September 27,
	2010		2009
	(Canadian)		(Canadian)
Balance sheet information:
Properties	C$	80,011	C$	84,223
Cash and cash equivalents		2,315		8,465
Accounts receivable		3,941		5,026
Other		3,011		2,168
	C$	89,278	C$	99,882

Accounts payable and accrued liabilities	C$	1,418	C$	1,277
Other liabilities		8,844		10,902
Partners’ equity		79,016		87,703
	C$	89,278	C$	99,882

	Nine Months Ended
	October 3,		September 27,
	2010		2009
	(Canadian)		(Canadian)
Income statement information:
Revenues	C$	28,620	C$	28,769
Income before income taxes and net income		19,064		19,281

(8)	Income Taxes

The Company is included in the consolidated Federal and certain state returns of Wendy’s/Arby’s, but provides for Federal and state income taxes on the same basis as if the Company and its subsidiaries filed consolidated returns separate from Wendy’s/Arby’s. Amounts payable for Federal and certain state income taxes are paid in cash by the Company to Wendy’s/Arby’s under a tax sharing agreement.  During the nine months ended October 3, 2010 and September 27, 2009, the Company made cash payments under this tax sharing agreement of $0 and $10,417, respectively.

The effective tax rate benefit for the three months ended October 3, 2010 and the effective tax rate for the three months ended September 27, 2009 was 103.3% and 39.2%, respectively.  The effective rates vary from the U.S. federal statutory rate of 35% due to the effect of (1) changes in our estimated full year tax rates, (2) state income taxes, net of federal income tax benefit, (3) non-deductible expenses, (4) tax credits, (5) adjustments to our uncertain tax positions, and (6) the tax benefit of foreign tax credits, net of the tax on foreign earnings resulting from the repatriation of foreign earnings during the third quarter of 2010.

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

The effective tax rate benefit for the nine months ended October 3, 2010 and the effective tax rate for the nine months ended September 27, 2009 was 440.6% and 39.0%, respectively.  The effective rates vary from the U.S. federal statutory rate of 35% due to the effect of (1) state income taxes, net of federal income tax benefit, (2) non-deductible expenses, (3) a reduction in our state valuation allowances in 2010, (4) tax credits, and (5) the tax benefit of foreign tax credits, net of the tax on foreign earnings resulting from the repatriation of foreign earnings during the third quarter of 2010.

For the nine months ended October 3, 2010 and September 27, 2009, our unrecognized tax benefits increased for prior periods by $3,345 and $1,233 and decreased for statute expirations by $874 and $697, respectively.  Additionally, we increased interest on unrecognized tax benefits for these periods by $1,325 and $431, respectively.  There were no other significant changes to unrecognized tax benefits and related interest and penalties in the nine months ended October 3, 2010 and September 27, 2009.

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

Wendy’s/Arby’s U.S. Federal income tax returns for periods ended December 30, 2007 through September 29, 2008 are not currently under examination by the IRS. Our foreign income tax returns are open to examination primarily for periods ending on or after January 1, 2006. Certain of these foreign income tax returns and some of our state income tax returns are currently under examination. Certain of these states have issued notices of proposed tax assessments aggregating $3,745. We dispute these notices and believe their ultimate resolution will not have a material adverse impact on our consolidated financial position or results of operations.

(9)	Invested Equity

The following is a summary of the changes in invested equity:

	Nine Months Ended
	October 3,	September 27,
	2010	2009

Balance, beginning of year	$2,197,907	$2,254,775
Comprehensive income (a)	15,061	62,822
Dividends paid to Wendy’s/Arby’s	(443,700)	(35,000)
Share-based compensation expense	9,841	10,128
Other	(76)	(2,717)
Balance, end of period	$1,779,033	$2,290,008

(a) The following is a summary of the components of comprehensive income, net of income taxes:

	Nine Months Ended
	October 3,	September 27,
	2010	2009

Net income	$7,172	$32,395
Net change in currency translation adjustment	7,878	30,415
Net unrecognized pension loss	11	12
Other comprehensive income	7,889	30,427
Comprehensive income	$15,061	$62,822

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

(10)    Business Segments

We manage and internally report our operations in two segments: (1) the operation and franchising of Wendy’s restaurants and (2) the operation and franchising of Arby’s restaurants. We evaluate segment performance and allocate resources based on each segment’s operating profit (loss).

In the first quarter of 2009, Wendy’s/Arby’s charged the restaurant segments for certain corporate support services based upon budgeted segment revenues. Commencing with the second quarter of 2009, Wendy’s/Arby’s Restaurants established a shared service center in Atlanta, Georgia and allocated all its operating costs to the restaurant segments based also on budgeted segment revenues.

The following is a summary of our segment information:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Revenues:
Sales:
Wendy's (1)	$525,082	$536,802	$1,570,240	$1,582,928
Arby's	240,906	269,236	726,628	812,548
Total	765,988	806,038	2,296,868	2,395,476
Franchise revenues:
Wendy's	75,653	76,713	222,643	224,006
Arby's	19,573	20,470	56,171	60,410
Total	95,226	97,183	278,814	284,416
Total revenues:
Wendy's	600,735	613,515	1,792,883	1,806,934
Arby's	260,479	289,706	782,799	872,958
Total	$861,214	$903,221	$2,575,682	$2,679,892

Depreciation and amortization:
Wendy's	$29,058	$31,444	$85,714	$96,739
Arby's	13,539	14,343	40,996	42,481
Corporate	3,116	1,153	9,341	2,779
Total	$45,713	$46,940	$136,051	$141,999

Impairment of long-lived assets:
Wendy's	$20,921	$286	$21,403	$956
Arby's	6,488	15,242	20,021	27,976
Total	$27,409	$15,528	$41,424	$28,932

Segment operating profit (loss):
Wendy's	$32,850	$69,876	$157,378	$155,400
Arby's	(7,296)	(8,862)	(22,258)	(3,950)
Corporate	(3,116)	(2,482)	(9,341)	(6,075)
Total	22,438	58,532	125,779	145,375

Unallocated items:
Interest expense	(33,564)	(35,899)	(103,547)	(88,262)
Loss on early extinguishment of debt	-	-	(26,197)	-
Other income (expense), net	338	755	1,859	(3,966)
(Loss) income before income taxes	(10,788)	23,388	(2,106)	53,147
Benefit from (provision for) income taxes	11,145	(9,168)	9,278	(20,752)
Net income	$357	$14,220	$7,172	$32,395

			Nine Months Ended
Cash capital expenditures:			October 3, 2010	September 27, 2009
Wendy's			$43,904	$30,614
Arby's			37,942	22,660
Corporate (2)			12,890	12,006
Total			$94,736	$65,280
_________________
(1)  Sales include sales of bakery items and kids’ meal promotion items sold to franchisees.
(2)  The corporate capital expenditures are primarily related to our shared services center.

There have been no material changes in total assets by segment since January 3, 2010.

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

(11)	Transactions with Related Parties

The following is a summary of transactions between the Company and its related parties:

	Nine Months Ended
	October 3, 2010	September 27, 2009
Dividends paid to Wendy’s/Arby’s (a)	$443,700	$35,000
Wendy’s/Arby’s cost allocation to restaurant segments (b)	-	34,085
Other transactions with Wendy’s/Arby’s:
Share-based compensation (c)	9,841	10,128
Payments for Federal and state income tax (d)	-	10,417
Expense under management service agreements (e)	3,763	3,763
Strategic Sourcing Group agreement (f)	4,900	-
Advisory fees (g)	2,465	5,368
Supply Chain relationship agreement (h)	656	-
Contributions to the Arby’s Foundation, Inc. (i)	500	500
Subleases with related parties (j)	241	159

	October 3, 2010	January 3, 2010
Revolving credit facility with AFA Service Corporation (k)	$5,756	$5,089
______________________

(a)
The Company paid cash dividends to Wendy’s/Arby’s which were charged to “Invested Equity.” During the 2010 second quarter, dividends paid to Wendy’s/Arby’s included $325,000 as specifically permitted under the terms of the Credit Agreement.

(b)
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

On the first day of the second quarter of 2009, we established a shared service center in Atlanta, Georgia.  As a result, support center costs from that date have been directly incurred by Wendy’s/Arby’s Restaurants and were allocated to the restaurant segments based on budgeted revenues.

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

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

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

(h)
In connection with the ongoing operations of the QSCC, Wendy’s paid $224 and $656 primarily for payroll-related expenses to certain QSCC purchasing employees during the three months and nine months ended October 3, 2010 for which Wendy’s expects to be reimbursed by the QSCC in the fourth quarter of 2010.

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

(j)	The Company received $78, $79, and $84 and $79, $80, and $0 of sublease income from ARCOP, the Foundation, and QSCC during the first nine months of 2010 and 2009, respectively.

(k)
AFA Service Corporation (“AFA”), an independently controlled advertising cooperative for the Arby’s system in which we have voting interests of less than 50%, previously entered into a revolving loan agreement with ARG pursuant to which ARG provided revolving loans up to $14,500.  During the third quarter of 2010, the parties agreed in principle to terms that extend the maturity to March 2012 with revolving loans up to $14,000 bearing interest at 7.5%.  As of October 3, 2010, the outstanding balance under this agreement was $5,756 and there were no amounts past due.

(12)	Legal and Environmental Matters

We are involved in litigation and claims incidental to our current and prior businesses. We have reserves for all of our legal and environmental matters aggregating $4,425 as of October 3, 2010. The outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us. Based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

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

In January 2010, the FASB issued amendments to the existing fair value measurements and disclosures guidance which requires new disclosures and clarifies existing disclosure requirements. The purpose of these amendments is to provide a greater level of disaggregated information, as well as more disclosure around valuation techniques and inputs to fair value measurements.  The guidance was effective commencing with our 2010 fiscal year. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

(14)	Subsequent Event

In the fourth quarter of 2009, The New Bakery Co. of Ohio, Inc. (the “Bakery”), a wholly-owned subsidiary of Wendy’s, terminated its participation in the Bakery and Confectionery Union and Industry International Pension Fund (the “Union Pension Fund”), a union-sponsored multiemployer pension plan and formally notified the plan’s trustees of its withdrawal from that plan. Subsequent to our 2010 third quarter, the terms of a new collective bargaining agreement (the “New CBA”) were agreed to by the Bakery and Bakers Local No. 57, Bakery, Confectionery, Tobacco Workers & Grain Millers International Union of America, AFL-CIO.  Included in the terms of the New CBA, the Bakery agreed to participate in the Union Pension Fund as if it had not withdrawn and the unionized employees will no longer be eligible to contribute to the Company’s 401(k) plan.  Accordingly, the withdrawal liability of $4,975 recorded during the fourth quarter of 2009, which remains in “Accrued expenses and other current liabilities” as of October 3, 2010, will be eliminated in the fourth quarter of 2010.  The other terms of the New CBA will result in additional expense to the Company of approximately $900 in the fourth quarter of 2010, which will be included in “Cost of sales.”

(15)	Guarantor/Non-Guarantor

Wendy’s/Arby’s Restaurants is the issuer of, and certain of its domestic subsidiaries have guaranteed amounts outstanding under, our 10% Senior Notes. Each of the guaranteeing subsidiaries is a direct or indirect wholly-owned subsidiary of the Company and each has fully and unconditionally guaranteed the 10% Senior Notes on a joint and several basis.

The following are included in the presentation of our: (1) Condensed Consolidating Balance Sheets as of October 3, 2010 and January 3, 2010, (2) Condensed Consolidating Statements of Operations for the three months and nine months ended October 3, 2010 and September 27, 2009, and (3) Condensed Consolidating Statements of Cash Flows for the nine months ended October 3, 2010 and September 27, 2009 to reflect:

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

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

CONDENSED CONSOLIDATING BALANCE SHEETS
October 3, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$128,494	$45,000	$23,098	$-	$196,592
Accounts and notes receivable	2,056	81,623	4,224	-	87,903
Inventories	-	20,241	997	-	21,238
Prepaid expenses and other current assets	4,168	36,677	1,511	-	42,356
Deferred income tax benefit	26,360	33,193	210	-	59,763
Advertising funds restricted assets	-	-	102,758	-	102,758
Total current assets	161,078	216,734	132,798	-	510,610
Due from affiliates	47,815	-	16,334	(64,149)	-
Investments	-	-	102,074	-	102,074
Properties	13,609	1,470,646	60,612	-	1,544,867
Goodwill	-	841,157	46,732	-	887,889
Other intangible assets	20,416	1,319,693	26,969	-	1,367,078
Deferred income tax benefit	70,631	-	95	(70,726)	-
Net investment in subsidiaries	2,512,796	237,151	-	(2,749,947)	-
Deferred costs and other assets	33,915	51,348	775	-	86,038
Total assets	$2,860,260	$4,136,729	$386,389	$(2,884,822)	$4,498,556

LIABILITIES AND INVESTED EQUITY
Current liabilities:
Current portion of long-term debt	$5,225	$11,254	$207	$-	$16,686
Accounts payable	3,710	79,578	5,087	-	88,375
Accrued expenses and other current liabilities	21,505	219,328	6,601	-	247,434
Advertising funds restricted liabilities	-	-	102,758	-	102,758
Total current liabilities	30,440	310,160	114,653	-	455,253
Long-term debt	1,044,455	499,982	3,543	-	1,547,980
Due to affiliates	-	91,311	-	(64,149)	27,162
Deferred income	-	21,227	588	-	21,815
Deferred income taxes	-	558,912	20,767	(70,726)	508,953
Other liabilities	6,332	142,341	9,687	-	158,360
Invested equity:
Member interest, $0.01 par value; 1,000 shares authorized, one share issued and outstanding	-	-	-	-	-
Other capital	2,420,840	3,197,485	196,787	(3,394,272)	2,420,840
(Accumulated deficit) retained earnings	(489,690)	(532,572)	37,182	495,390	(489,690)
Advances to Wendy’s/Arby’s	(155,000)	(155,000)	-	155,000	(155,000)
Accumulated other comprehensive loss	2,883	2,883	3,182	(6,065)	2,883
Total invested equity	1,779,033	2,512,796	237,151	(2,749,947)	1,779,033
Total liabilities and invested equity	$2,860,260	$4,136,729	$386,389	$(2,884,822)	$4,498,556

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

CONDENSED CONSOLIDATING BALANCE SHEETS
January 3, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$237,607	$268,762	$32,495	$-	$538,864
Accounts and notes receivable	29	84,291	3,287	-	87,607
Inventories	-	21,870	1,154	-	23,024
Prepaid expenses and other current assets	4,918	22,320	599	-	27,837
Deferred income tax benefit	14,160	33,204	192	-	47,556
Advertising funds restricted assets	-	-	80,476	-	80,476
Total current assets	256,714	430,447	118,203	-	805,364
Due from affiliates	45,415	-	15,188	(60,603)	-
Investments	-	4,664	97,476	-	102,140
Properties	10,621	1,533,663	63,574	-	1,607,858
Goodwill	-	841,156	45,140	-	886,296
Other intangible assets	18,026	1,346,725	28,132	-	1,392,883
Deferred income tax benefit	79,325	-	92	(79,417)	-
Net investment in subsidiaries	2,371,674	236,447	-	(2,608,121)	-
Deferred costs and other assets	19,966	48,697	686	-	69,349
Total assets	$2,801,741	$4,441,799	$368,491	$(2,748,141)	$4,863,890

LIABILITIES AND INVESTED EQUITY
Current liabilities:
Current portion of long-term debt	$216	$15,761	$201	$-	$16,178
Accounts payable	5,665	83,762	6,412	-	95,839
Accrued expenses and other current liabilities	40,459	217,281	10,441	-	268,181
Advertising funds restricted liabilities	-	-	80,476	-	80,476
Total current liabilities	46,340	316,804	97,530	-	460,674
Long-term debt	552,146	930,776	2,810	-	1,485,732
Due to affiliates	-	103,518	-	(60,603)	42,915
Deferred income	-	12,494	701	-	13,195
Deferred income taxes	-	561,237	21,159	(79,417)	502,979
Other liabilities	5,348	145,296	9,844	-	160,488
Invested equity:
Member interest, $0.01 par value; 1,000 shares authorized, one share issued and outstanding	-	-	-	-	-
Other capital	2,854,775	3,091,081	210,230	(3,301,311)	2,854,775
(Accumulated deficit) retained earnings	(496,862)	(559,401)	30,913	528,488	(496,862)
Advances to Wendy’s/Arby’s	(155,000)	(155,000)	-	155,000	(155,000)
Accumulated other comprehensive loss	(5,006)	(5,006)	(4,696)	9,702	(5,006)
Total invested equity	2,197,907	2,371,674	236,447	(2,608,121)	2,197,907
Total liabilities and invested equity	$2,801,741	$4,441,799	$368,491	$(2,748,141)	$4,863,890

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended October 3, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Sales	$-	$708,574	$57,414	$-	$765,988
Franchise revenues	-	89,490	5,736	-	95,226
	-	798,064	63,150	-	861,214
Costs and expenses:
Cost of sales	-	618,732	48,331	-	667,063
General and administrative	-	93,804	2,518	-	96,322
Depreciation and amortization	3,116	39,933	2,664	-	45,713
Impairment of long-lived assets	-	23,701	3,708	-	27,409
Other operating expense (income), net	-	3,887	(1,618)	-	2,269
	3,116	780,057	55,603	-	838,776
Operating (loss) profit	(3,116)	18,007	7,547	-	22,438
Interest expense	(22,641)	(10,824)	(99)	-	(33,564)
Other income (expense), net	-	4,249	(3,911)	-	338
Equity in income of subsidiaries	10,850	2,555	-	(13,405)	-
(Loss) income before income taxes	(14,907)	13,987	3,537	(13,405)	(10,788)
Benefit from (provision for) income taxes	15,264	(3,137)	(982)	-	11,145
Net income	$357	$10,850	$2,555	$(13,405)	$357

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended September 27, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Sales	$-	$747,640	$58,398	$-	$806,038
Franchise revenues	-	91,275	5,908	-	97,183
	-	838,915	64,306	-	903,221
Costs and expenses:
Cost of sales	-	633,618	50,453	-	684,071
General and administrative	-	94,785	2,125	-	96,910
Depreciation and amortization	1,153	42,953	2,834	-	46,940
Impairment of long-lived assets	-	15,528	-	-	15,528
Facilities relocation and restructuring	1,329	(19)	415	-	1,725
Other operating expense (income), net	-	1,920	(2,405)	-	(485)
	2,482	788,785	53,422	-	844,689
Operating (loss) profit	(2,482)	50,130	10,884	-	58,532
Interest (expense) income	(14,891)	(21,071)	63	-	(35,899)
Other income (expense), net	221	4,625	(4,091)	-	755
Equity in income of subsidiaries	24,079	4,811	-	(28,890)	-
Income before income taxes	6,927	38,495	6,856	(28,890)	23,388
Benefit from (provision for) income taxes	7,293	(14,416)	(2,045)	-	(9,168)
Net income	$14,220	$24,079	$4,811	$(28,890)	$14,220

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended October 3, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Sales	$-	$2,127,416	$169,452	$-	$2,296,868
Franchise revenues	-	262,388	16,426	-	278,814
	-	2,389,804	185,878	-	2,575,682
Costs and expenses:
Cost of sales	-	1,821,924	145,645	-	1,967,569
General and administrative	-	291,022	9,720	-	300,742
Depreciation and amortization	9,341	118,971	7,739	-	136,051
Impairment of long-lived assets	-	37,716	3,708	-	41,424
Other operating expense (income), net	-	9,545	(5,428)	-	4,117
	9,341	2,279,178	161,384	-	2,449,903
Operating (loss) profit	(9,341)	110,626	24,494	-	125,779
Interest expense	(56,263)	(47,030)	(254)	-	(103,547)
Loss on early extinguishment of debt	-	(26,197)	-	-	(26,197)
Other income (expense), net	157	13,145	(11,443)	-	1,859
Equity in income of subsidiaries	26,830	9,354	-	(36,184)	-
(Loss) income before income taxes	(38,617)	59,898	12,797	(36,184)	(2,106)
Benefit from (provision for) income taxes	45,789	(33,068)	(3,443)	-	9,278
Net income	$7,172	$26,830	$9,354	$(36,184)	$7,172

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended September 27, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues:
Sales	$-	$2,239,605	$155,871	$-	$2,395,476
Franchise revenues	-	269,437	14,979	-	284,416
	-	2,509,042	170,850	-	2,679,892
Costs and expenses:
Cost of sales	-	1,909,520	136,955	-	2,046,475
General and administrative	-	302,586	7,387	-	309,973
Depreciation and amortization	2,779	131,473	7,747	-	141,999
Impairment of long-lived assets	-	28,932	-	-	28,932
Facilities relocation and restructuring	3,296	2,139	457	-	5,892
Other operating expense (income), net	-	6,957	(5,711)	-	1,246
	6,075	2,381,607	146,835	-	2,534,517
Operating (loss) profit	(6,075)	127,435	24,015	-	145,375
Interest expense	(15,907)	(72,296)	(59)	-	(88,262)
Other income (expense), net	122	6,874	(10,962)	-	(3,966)
Equity in income of subsidiaries	46,592	9,606	-	(56,198)	-
Income before income taxes	24,732	71,619	12,994	(56,198)	53,147
Benefit from (provision for) income taxes	7,663	(25,027)	(3,388)	-	(20,752)
Net income	$32,395	$46,592	$9,606	$(56,198)	$32,395

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended October 3, 2010

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income	$7,172	$26,830	$9,354	$(36,184)	$7,172
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income from operations of subsidiaries	(26,830)	(9,354)	-	36,184	-
Depreciation and amortization	9,341	118,971	7,739	-	136,051
Impairment of long-lived assets	-	37,716	3,708	-	41,424
Accretion of long-term debt	1,229	11,784	-	-	13,013
Write-off and amortization of deferred financing costs	3,133	7,245	-	-	10,378
Net receipt of deferred vendor incentive	-	10,096	-	-	10,096
Share-based compensation provision	2,950	6,891	-	-	9,841
Distributions received from joint venture	-	-	9,718	-	9,718
Non-cash rent expense (credit)	-	7,585	(433)	-	7,152
Provision for (recovery of) doubtful accounts	-	7,757	(171)	-	7,586
Tax sharing payable to Wendy’s/Arby’s, net	(38,855)	30,182	-	-	(8,673)
Tax sharing payment (receipt) to affiliate, net	32,000	(32,000)	-	-	-
Equity in earnings of joint venture	-	-	(7,127)	-	(7,127)
Operating transactions with affiliates	(734)	(4,951)	(1,146)	-	(6,831)
Deferred income tax benefit, net	(1,485)	(3,433)	-	-	(4,918)
Other, net	2,527	(1,951)	(2,307)	-	(1,731)
Changes in operating assets and liabilities, net:
Accounts and notes receivable	(42)	(6,022)	(657)	-	(6,721)
Inventories	-	1,629	195	-	1,824
Prepaid expenses and other current assets	1,185	(7,695)	(876)	-	(7,386)
Accounts payable	712	(6,396)	(1,605)	-	(7,289)
Accrued expenses and other current liabilities	(25,060)	(3,414)	(4,142)	-	(32,616)
Net cash (used in) provided by operating activities	(32,757)	191,470	12,250	-	170,963
Cash flows from investing activities:
Capital expenditures	(12,890)	(78,179)	(3,667)	-	(94,736)
Proceeds from dispositions	-	4,394	-	-	4,394
Other, net	-	202	1,167	-	1,369
Net cash used in investing activities	(12,890)	(73,583)	(2,500)	-	(88,973)
Cash flows from financing activities:
Proceeds from long-term debt	497,500	161	-	-	497,661
Repayments of long-term debt	(1,411)	(461,256)	(164)	-	(462,831)
Dividends paid to Wendy’s/Arby’s	(68,700)	(375,000)	-	-	(443,700)
Capital contribution from (distributions to) parent	(474,569)	474,569	-	-	-
Redemption of preferred stock	-	19,877	(19,877)	-	-
Deferred financing costs	(16,286)	-	-	-	(16,286)
Net cash used in financing activities	(63,466)	(341,649)	(20,041)	-	(425,156)
Net cash used in operations	(109,113)	(223,762)	(10,291)	-	(343,166)
Effect of exchange rate changes on cash	-	-	894	-	894
Net decrease in cash and cash equivalents	(109,113)	(223,762)	(9,397)	-	(342,272)
Cash and cash equivalents at beginning of period	237,607	268,762	32,495	-	538,864
Cash and cash equivalents at end of period	$128,494	$45,000	$23,098	$-	$196,592

WENDY’S/ARBY’S RESTAURANTS, LLC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended September 27, 2009

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income	$32,395	$46,592	$9,606	$(56,198)	$32,395
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income from operations of subsidiaries	(46,592)	(9,606)	-	56,198	-
Depreciation and amortization	2,779	131,473	7,747	-	141,999
Impairment of long-lived assets	-	28,932	-	-	28,932
Accretion of long-term debt	352	7,164	-	-	7,516
Write-off and amortization of deferred financing costs	774	13,108	-	-	13,882
Net receipt of deferred vendor incentive	-	13,016	-	-	13,016
Share-based compensation provision	2,194	7,934	-	-	10,128
Distributions received from joint venture	-	-	7,106	-	7,106
Non-cash rent expense	-	9,847	60	-	9,907
Provision for (recovery of) doubtful accounts	-	4,557	(167)	-	4,390
Tax sharing payment to Wendy’s/Arby’s	-	(10,417)	-	-	(10,417)
Equity in earnings of joint venture	-	-	(6,258)	-	(6,258)
Operating transactions with affiliates	3,157	21,159	2,744	-	27,060
Deferred income tax provision (benefit), net	27,937	(54,645)	(255)	-	(26,963)
Other, net	(263)	2,776	(5,523)	-	(3,010)
Changes in operating assets and liabilities, net:
Accounts and notes receivable	(32)	(1,154)	383	-	(803)
Inventories	-	2,674	96	-	2,770
Prepaid expenses and other current assets	(4,164)	(2,234)	(84)	-	(6,482)
Accounts payable	1,184	(50,229)	(307)	-	(49,352)
Accrued expenses and other current liabilities	(13,712)	95,183	(854)	-	80,617
Net cash provided by operating activities	6,009	256,130	14,294	-	276,433
Cash flows from investing activities:
Capital expenditures	(12,006)	(51,181)	(2,093)	-	(65,280)
Proceeds from dispositions	-	9,131	255	-	9,386
Other, net	-	2,304	-	-	2,304
Net cash used in investing activities	(12,006)	(39,746)	(1,838)	-	(53,590)
Cash flows from financing activities:
Proceeds from long-term debt	551,061	4,945	-	-	556,006
Repayments of long-term debt	-	(153,588)	(166)	-	(153,754)
Other financing transactions with affiliates	(132,498)	132,498	-	-	-
Dividends paid to Wendy’s/Arby’s	(27,417)	(7,583)	-	-	(35,000)
Deferred financing costs	(20,856)	(17,120)	-	-	(37,976)
Net cash provided by (used in) financing activities	370,290	(40,848)	(166)	-	329,276
Net cash provided by operations	364,293	175,536	12,290	-	552,119
Effect of exchange rate changes on cash	-	-	1,671	-	1,671
Net increase in cash and cash equivalents	364,293	175,536	13,961	-	553,790
Cash and cash equivalents at beginning of period	-	54,527	8,553	-	63,080
Cash and cash equivalents at end of period	$364,293	$230,063	$22,514	$-	$616,870

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Wendy’s/Arby’s Restaurants, LLC (“Wendy’s/Arby’s Restaurants,” the “Company” or “we”) should be read in conjunction with our accompanying unaudited condensed consolidated financial statements included elsewhere herein and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010 (the “Form 10-K”).  There have been no significant changes as of October 3, 2010 to the application of our critical accounting policies as described in Item 7 of our Form 10-K.  Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II – Other Information” preceding “Item 1.”  You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes, and other financial information appearing elsewhere in this report, our Form 10-K and our other filings with the Securities and Exchange Commission.

Introduction and Executive Overview

Our Business

We are a wholly owned subsidiary holding company of Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s”) and the parent company of Wendy’s International, Inc. (“Wendy’s”) and Arby’s Restaurant Group, Inc. (“Arby’s” or “ARG”), which are the owners and franchisors of the Wendy’s® and Arby’s® restaurant systems, respectively.  We currently manage and internally report our operations as two business segments: the operation and franchising of Wendy’s restaurants, including its wholesale bakery operations, and the operation and franchising of Arby’s restaurants.  References in this Form 10-Q to restaurants that we “own” or that are “company-owned” include owned and leased restaurants that we operate through our subsidiaries.  As of October 3, 2010, the Wendy’s restaurant system was comprised of 6,554 restaurants, of which 1,391 were owned and operated by the Company. As of October 3, 2010, the Arby’s restaurant system was comprised of 3,662 restaurants, of which 1,146 were owned and operated by the Company. The 2,537 Wendy’s and Arby’s Company-owned restaurants are located principally in the United States and to a lesser extent in Canada (the “North America Restaurants”).

Wendy’s and Arby’s revenues and operating results have been impacted by a number of factors, including generally negative sales and traffic trends in the restaurant industry, high unemployment, negative general economic trends and intense price competition.

We remain committed to investing in long-term growth opportunities for our brands.  Our Wendy’s initiatives to improve sales and margins include (1) our breakfast program, (2) our remodeling program, and (3) product innovation.  Our Arby’s growth initiatives include (1) our value strategy, which includes our everyday affordability proposition, (2) our remodeling program, (3) a new brand positioning to be introduced in 2011, and (4) product innovation.  In addition, we are aggressively pursuing international development opportunities for both brands.

As of October 3, 2010, there were approximately 500 Arby’s franchised restaurants with amounts payable to our subsidiary ARG for royalties, rent and/or other fees that were at least 60 days past due. The financial condition of a number of Arby’s franchisees was one of the factors that resulted in a net decrease of 31 and 33 in the number of franchised restaurants for fiscal 2009 and for the nine months ended October 3, 2010, respectively. During those periods 74 and 75 franchised Arby’s restaurants were closed, respectively.  The trend of declining sales at franchised restaurants has resulted in decreases in royalties and other franchise revenues.  In addition, Arby’s franchisee accounts receivable and related allowance for doubtful accounts have increased significantly, and may continue to grow, as a result of the deteriorating financial condition of some of our franchisees.  Franchisees’ financial difficulties and the closure of franchised restaurants have also caused reductions in the contributions to and extent of advertising programs.  Continuation of these trends will further affect our revenues and may have a material adverse effect on our results of operations and financial condition.

Restaurant business revenues for the first nine months of 2010 include: (1) $2,222.3 million of sales from Company-owned restaurants, (2) $74.6 million from the sale of bakery items and kids’ meal promotion items to our franchisees, (3) $259.5 million of royalty income from franchisees, and (4) $19.3 million of other franchise-related revenue and other revenues. Most of our Wendy’s and Arby’s royalty agreements provided for royalties of 4.0% of franchise revenues for the nine months ended October 3, 2010.

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

The Company recognized a loss on early extinguishment of debt of $26.2 million in the second quarter of 2010 related to repayment of debt from the proceeds of the Term Loan.  This loss consisted of (1) a $15.0 million premium payment required to redeem the Wendy’s 6.25% senior notes, (2) $5.5 million for the write-off of the unaccreted discount of the Wendy’s 6.25% senior notes (recorded in connection with the Wendy’s merger), and (3) $5.7 million for the write-off of deferred costs associated with the repayment of the prior senior secured term loan.

Related Party Transactions

We have entered into the following new or revised transactions with related parties since those reported in our Form 10-K:

Supply Chain Relationship Agreement

In connection with the ongoing operations of the Wendy’s purchasing co-op, Quality Supply Chain Co-op, Inc. (“QSCC”), Wendy’s paid $0.2 million and $0.7 million primarily for payroll-related expenses to certain QSCC purchasing employees during the three months and nine months ended October 3, 2010 for which Wendy’s expects to be reimbursed by QSCC in the fourth quarter of 2010.

Strategic Sourcing Group Agreement

On April 5, 2010, QSCC and the Arby’s independent purchasing cooperative (“ARCOP”), in consultation with Wendy’s/Arby’s Restaurants, established the Strategic Sourcing Group Co-op, LLC (the “SSG”). The SSG was formed to manage and operate purchasing programs which combine the purchasing power of both Wendy’s and Arby’s Company-owned and franchised restaurants to create buying efficiencies for certain non-perishable goods, equipment and services utilized by both brands.

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

Revolving credit facilities

AFA Service Corporation (“AFA”), an independently controlled advertising cooperative for the Arby’s system in which we have voting interests of less than 50%, previously entered into a revolving loan agreement with ARG pursuant to which ARG provided revolving loans up to $14.5 million.  During the third quarter of 2010, the parties agreed in principle to terms that extend the maturity to March 2012 with revolving loans up to $14.0 million bearing interest at 7.5%.  As of October 3, 2010, the outstanding balance under this agreement was $5.8 million and there were no amounts past due.

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

Results of Operations

Three Months Ended October 3, 2010 Compared with Three Months Ended September 27, 2009 (In Millions)

	Three Months Ended
	October 3,	September 27,	$	%
	2010	2009	Change	Change
Revenues:
Sales	$766.0	$806.1	$(40.1)	(5.0	) %
Franchise revenues	95.2	97.1	(1.9)	(2.0)
	861.2	903.2	(42.0)	(4.7)
Costs and expenses:
Cost of sales	667.1	684.1	(17.0)	(2.5)
General and administrative	96.3	96.9	(0.6)	(0.6)
Depreciation and amortization	45.7	46.9	(1.2)	(2.6)
Impairment of long-lived assets	27.4	15.5	11.9	76.8
Facilities relocation and restructuring	-	1.7	(1.7)	(100.0)
Other operating expense (income), net	2.3	(0.4)	2.7	n/m
	838.8	844.7	(5.9)	(0.7)
Operating profit	22.4	58.5	(36.1)	(61.7)
Interest expense	(33.6)	(35.9)	2.3	(6.4)
Other income, net	0.4	0.8	(0.4)	(50.0)
(Loss) income before income taxes	(10.8)	23.4	(34.2)	n/m
Benefit from (provision for) income taxes	11.2	(9.2)	20.4	n/m
Net income	$0.4	$14.2	$(13.8)	(97.2)%

Restaurant statistics:
	Third Quarter 2010		Third Quarter 2009
Wendy’s same-store sales:
North America Company-owned restaurants	(3.1)%		(1.4)%
North America franchised restaurants	(1.3)%		0.4%
North America system wide	(1.7)%		(0.1)%

Arby’s same-store sales:
North America Company-owned restaurants	(9.5)%		(6.5)%
North America franchised restaurants	(4.1)%		(10.2)%
North America system wide	(5.9)%		(9.0)%

Sales:
Wendy’s	$500.3		$514.1
Arby’s	240.9		269.2
Bakery and kids' meal promotion items sold to franchisees	24.8		22.8
Total sales	$766.0		$806.1

Cost of sales:
		% of Sales		% of Sales
Wendy’s
Food and paper	$166.3	33.2%	$162.6	31.6%
Restaurant labor	147.9	29.6%	151.8	29.5%
Occupancy, advertising and other operating costs	119.0	23.8%	115.1	22.4%
Total Wendy’s cost of sales	433.2	86.6%	429.5	83.5%

Arby’s
Food and paper	66.9	27.8%	78.8	29.3%
Restaurant labor	80.1	33.3%	84.4	31.3%
Occupancy, advertising and other operating costs	68.8	28.5%	73.4	27.3%
Total Arby’s cost of sales	215.8	89.6%	236.6	87.9%

Bakery and kids' meal promotion items sold to franchisees	18.1	n/m	18.0	n/m
Total cost of sales	$667.1	87.1%	$684.1	84.9%
Margin $
Wendy’s	$67.1	$84.6
Arby’s	25.1	32.6
Bakery and kids’ meal promotion items sold
to franchisees	6.7	4.8
Total margin	$98.9	$122.0

Restaurant margin %
Wendy’s	13.4%	16.5%
Arby’s	10.4%	12.1%
Total restaurant margin %	12.4%	15.0%

Franchise revenues:
Wendy’s	$75.6	$76.7
Arby’s	19.6	20.4
Total franchise revenues	$95.2	$97.1

Depreciation and amortization:
Wendy’s	$29.1	$31.4
Arby’s	13.5	14.3
Corporate	3.1	1.2
Total depreciation and amortization	$45.7	$46.9

Impairment of long-lived assets:
Wendy’s	$20.9	$0.3
Arby’s	6.5	15.2
Total impairment of long-lived assets	$27.4	$15.5

Other operating expense (income), net:
Wendy’s	$1.6	$(0.5)
Arby’s	0.7	0.1
Total other operating expense (income), net	$2.3	$(0.4)

Operating profit (loss):
Wendy’s (a)	$32.8	$69.9
Arby’s	(7.3)	(8.9)
Corporate	(3.1)	(2.5)
Total operating profit:	$22.4	$58.5

(a) Wendy’s “Operating profit (loss)” includes the margin dollars for the Bakery and kids’ meal promotion items sold to franchisees.

Restaurant count:	Company-owned	Franchised	System Wide
Wendy’s restaurant count:
Restaurant count at July 4, 2010	1,391	5,155	6,546
Opened	1	18	19
Closed	(1)	(10)	(11)
Sold to franchisees	-	-	-
Restaurant count at October 3, 2010	1,391	5,163	6,554

Arby’s restaurant count:
Restaurant count at July 4, 2010	1,152	2,533	3,685
Opened	-	8	8
Closed	(6)	(25)	(31)
Restaurant count at October 3, 2010	1,146	2,516	3,662

Total Wendy’s/Arby’s restaurant count at October 3, 2010	2,537	7,679	10,216

Sales
Change
(In Millions)

Wendy’s	$(13.8)
Arby’s	(28.3)
Bakery and kids’ meal promotion items sold to franchisees	2.0
$(40.1)

The decrease in sales was primarily due to the decline in Wendy’s and Arby’s North America Company-owned same-store sales of 3.1% and 9.5%, respectively.  Wendy’s and Arby’s North America Company-owned same-store sales were impacted by the generally negative economic trends and competitive pressures described above and in our Form 10-K.

Wendy’s North America Company-owned same-store sales decreased 3.1%, of which 1.7% was due to a decrease in the number of U.S. customer transactions in the 2010 third quarter as compared to the 2009 third quarter despite the effect of a successful new product launch during the 2010 third quarter.  Wendy’s Canada Company-owned same-store sales decreased $3.1 million primarily due to an increase in value added sales tax in certain Canadian provinces in the third quarter of 2010. The negative factors impacting Wendy’s sales were partially offset by (1) the effect of an approximate 1% blended price increase taken primarily in late 2009 and (2) a $3.8 million positive impact from favorable foreign currency translation. Wendy’s locations sold or closed during or subsequent to the 2009 third quarter generated $3.5 million of sales in that 2009 period that did not recur in 2010, which was partially offset by sales of $2.3 million in the third quarter of 2010 from new stores opened subsequent to the third quarter of 2009.

Arby’s North America Company-owned same-store sales were impacted by (1) a decrease of approximately 2.8% in same-store sales due to certain in-store promotional discounts offered during the 2009 third quarter, which did not recur during the 2010 third quarter, (2) a decrease of 7.0% in our average per customer check amount primarily as a result of the expansion in 2010 of Arby’s everyday value strategy, and (3) a decrease in advertising expenditures in the 2010 third quarter as compared to the 2009 third quarter.  Arby’s locations sold or closed during or subsequent to the 2009 third quarter generated $2.3 million of sales in that 2009 period that did not recur in 2010, which was mostly offset by sales of $2.1 million in the third quarter of 2010 from stores acquired from a franchisee subsequent to the third quarter of 2009.

Franchise Revenues
Change
(In Millions)

Wendy’s	$(1.1)
Arby’s	(0.8)
$(1.9)

The decrease in franchise revenues was primarily due to the decline in Wendy’s and Arby’s North America franchised restaurant same-store sales of 1.3% and 4.1%, respectively.

Wendy’s North America franchised restaurant same-store sales were impacted by the same factors described above for Wendy’s Company-owned restaurants, although we believe certain franchised restaurants mitigated some of the decline in same-store sales through greater price increases than those taken by Wendy’s Company-owned restaurants.

Arby’s North America franchised restaurant same-store sales were impacted by the same factors described above for Arby’s Company-owned restaurants, although Arby’s North America franchised restaurants in 2010 (1) were comparing to weaker 2009 sales levels than at Company-owned restaurants as a result of fewer in-store promotional discounts offered by franchisees during the 2009 third quarter, (2) participated in a higher level of local advertising than Company-owned restaurants, and (3) had a higher check average as a result of pricing and menu mix as compared to Company-owned restaurants.

Cost of Sales
Change

Wendy’s	3.1 % points
Arby’s	1.7 % points
Consolidated	2.2 % points

Wendy’s North America Company-owned restaurant cost of sales increased as a percent of sales in the 2010 third quarter as compared to the 2009 third quarter, primarily attributable to increases in food and paper costs and in occupancy, advertising, and other operating expenses.  Wendy’s food and paper costs were impacted by a 1.6% point increase due to higher commodity prices and product quality improvements.  The increase in food and paper costs as a percentage of sales was partially offset by the approximate 1% blended price increase taken primarily in late 2009.  As a percentage of sales, Wendy’s restaurant labor costs for the 2010 quarter were relatively flat as compared to the 2009 quarter due to the offsetting effects of (1) a 0.6% point increase due to the deleverage effect of the decline in Wendy’s same-store sales without similar reductions in fixed and semi-variable costs and (2) a 0.5% point decrease in incentive compensation expense.  The increase in occupancy, advertising, and other operating expenses for the Wendy’s brand was primarily due to a 1.1% increase in advertising expenses associated with the launch of the brand’s breakfast daypart in certain test markets.

As a percentage of sales, Arby’s North America Company-owned restaurant cost of sales increased in the 2010 quarter as compared to the 2009 quarter due to higher restaurant labor costs and higher occupancy, advertising, and other expenses, partially offset by a decrease in food and paper costs.  Restaurant labor costs and occupancy, advertising, and other operating expenses were mainly impacted by increases of 1.7% points and 1.5% points, respectively, due to the deleverage effect of the decline in Arby’s same-store sales without similar reductions in fixed and semi-variable costs excluding advertising.  The increase in Arby’s occupancy, advertising, and other operating costs was offset in part by a 0.5% point decrease in advertising expenditures.  The decrease in food and paper costs was comprised principally of a 2.6% point decrease related to certain in-store promotional discounts offered during the 2009 third quarter, which did not recur during the 2010 third quarter, partially offset by a 1.1% point increase in commodity costs.

General and Administrative
Change
(In Millions)

Integration costs	$(2.5)
Legal expenses	(2.4)
Provision for doubtful accounts	2.2
Franchise incentives	1.5
Other, net	0.6
$(0.6)

General and administrative expenses decreased slightly compared to the same period in the prior year.  This was primarily related to (1) decreases in Wendy’s–related integration costs resulting from the completion of integration efforts in early 2010 and (2) a $2.5 million reduction in legal reserves for certain previously accrued legal matters, which were offset primarily by (1) an increase in the provision for doubtful accounts primarily associated with the collectability of certain franchisee receivables and (2) an increase in franchise incentives for the Wendy’s remodeling program.

Depreciation and Amortization
Change
(In Millions)

Wendy’s restaurants, primarily properties	$(2.3)
Arby’s restaurants, primarily properties	(0.8)
General corporate	1.9
$(1.2)

The decrease in depreciation and amortization was primarily related to a reduction in depreciation related to Wendy’s and Arby’s previously impaired long-lived assets. The decreases were partially offset by increases in the amortization of software and related costs capitalized in connection with the establishment of the shared services center at the Company’s corporate headquarters in Atlanta, Georgia.

I Impairment of Long-Lived Assets
Change
(In Millions)

Wendy’s restaurants, primarily properties at underperforming locations	$20.6
Arby’s restaurants, primarily properties at underperforming locations	(8.7)
$11.9

As a result of a determination that there were events or changes in circumstances which indicated that the carrying amount of the Wendy’s long-lived assets may not be recoverable, we performed a test for impairment during the third quarter of 2010 and recorded impairment charges primarily from certain underperforming Wendy’s restaurants.  These charges were partially offset by a decrease in Arby’s Company-owned restaurants impairment due to the level of impairment charges taken in prior periods.

Interest Expense
Change
(In Millions)

Wendy’s debt	$(4.4)
Wendy’s interest rate swaps	(0.3)
Term Loan	1.4
Tax-related interest	0.6
Other	0.4
$(2.3)

There were decreases in interest expense during the third quarter of 2010 as compared to the third quarter of 2009 due to (1) the redemption of the Wendy’s 6.25% senior notes in the second quarter of 2010 as further described in “Liquidity and Capital Resources – Long-term Debt – Credit Agreement” below and (2) a favorable impact of interest rate swaps on the Wendy’s 6.20% senior notes entered into during 2009.  These decreases were partially offset by increases in interest expense associated with other components of our indebtedness, primarily as a result of the Term Loan entered into in May 2010 and an increase in interest expense on uncertain tax positions and other tax matters.

Benefit from (Provision for) Income Taxes
Change
(In Millions)
Federal and state provision on variance in income before income taxes	$(12.8)
Foreign tax credits, net of tax on foreign earnings	(3.5)
Other	(4.1)
$(20.4)

Our income taxes were impacted by variations in (loss) income before income taxes in the third quarter of 2010 and 2009 and the tax benefit of foreign tax credits, net of tax on foreign earnings resulting from the third quarter 2010 repatriation of foreign earnings.

Results of Operations

Nine Months Ended October 3, 2010 Compared with Nine Months Ended September 27, 2009 (In Millions)

	Nine Months Ended
	October 3,	September 27,	$	%
	2010	2009	Change	Change
Revenues:
Sales	$2,296.9	$2,395.5	$(98.6)	(4.1	) %
Franchise revenues	278.8	284.4	(5.6)	(2.0)
	2,575.7	2,679.9	(104.2)	(3.9)
Costs and expenses:
Cost of sales	1,967.6	2,046.5	(78.9)	(3.9)
General and administrative	300.7	310.0	(9.3)	(3.0)
Depreciation and amortization	136.1	142.0	(5.9)	(4.2)
Impairment of long-lived assets	41.4	28.9	12.5	43.3
Facilities relocation and restructuring	-	5.9	(5.9)	(100.0)
Other operating expense, net	4.1	1.2	2.9	n/m
	2,449.9	2,534.5	(84.6)	(3.3)
Operating profit	125.8	145.4	(19.6)	(13.5)
Interest expense	(103.6)	(88.3)	(15.3)	17.3
Loss on early extinguishment of debt	(26.2)	-	(26.2)	100.0
Other income (expense), net	1.9	(4.0)	5.9	n/m
(Loss) income before income taxes	(2.1)	53.1	(55.2)	n/m
Benefit from (provision for) income taxes	9.3	(20.7)	30.0	n/m
Net income	$7.2	$32.4	$(25.2)	(77.8	) %

Restaurant statistics:
Wendy’s same-store sales:	First Nine Months 2010	First Nine Months 2009
North America Company-owned restaurants	(2.0)%	(0.8)%
North America franchised restaurants	(0.6)%	0.5%
North America system wide	(0.9)%	0.2%

Arby’s same-store sales:
North America Company-owned restaurants	(9.9)%	(6.8)%
North America franchised restaurants	(7.3)%	(8.6)%
North America system wide	(8.2)%	(8.0)%

Sales:
Wendy’s	$1,495.6	$1,511.3
Arby’s	726.7	812.6
Bakery and kids’ meal promotion items sold to franchisees	74.6	71.6
Total sales	$2,296.9	$2,395.5

Cost of sales:
		% of Sales		% of Sales
Wendy’s
Food and paper	$479.4	32.1%	$488.5	32.3%
Restaurant labor	444.7	29.7%	455.7	30.2%
Occupancy, advertising and other operating costs	346.0	23.1%	346.8	22.9%
Total Wendy’s cost of sales	1,270.1	84.9%	1,291.0	85.4%

Arby’s
Food and paper	196.6	27.0%	225.3	27.7%
Restaurant labor	242.5	33.4%	254.1	31.3%
Occupancy, advertising and other operating costs	203.5	28.0%	221.3	27.2%
Total Arby’s cost of sales	642.6	88.4%	700.7	86.2%

Bakery and kids’ meal promotion items sold to franchisees	54.9	n/m	54.8	n/m
Total cost of sales	$1,967.6	85.7%	$2,046.5	85.4%

Margin $
Wendy’s	$225.5	$220.3
Arby’s	84.1	111.9
Bakery and kids’ meal promotion items sold to franchisees	19.7	16.8
Total margin	$329.3	$349.0

Restaurant margin %
Wendy’s	15.1%	14.6%
Arby’s	11.6%	13.8%
Total restaurant margin %	13.9%	14.3%

Franchise revenues:
Wendy’s	$222.6	$224.0
Arby’s	56.2	60.4
Total franchise revenues	$278.8	$284.4

Depreciation and amortization:
Wendy’s	$85.7	$96.7
Arby’s	41.0	42.5
Corporate	9.4	2.8
Total depreciation and amortization	$136.1	$142.0

Impairment of long-lived assets:
Wendy’s	$21.4	$1.0
Arby’s	20.0	27.9
Total impairment of long-lived assets	$41.4	$28.9

Other operating expense, net:
Wendy’s	$2.9	$1.2
Arby’s	1.2	-
Total other operating expense, net	$4.1	$1.2

Operating profit (loss):
Wendy’s (a)	$157.4	$155.4
Arby’s	(22.3)	(3.9)
Corporate	(9.3)	(6.1)
Total operating profit:	$125.8	$145.4
(a) Wendy’s “Operating profit (loss)” includes the margin dollars for the Bakery and kids’ meal promotion items sold to franchisees.

Restaurant count:	Company-owned	Franchised	System Wide
Wendy’s restaurant count:
Restaurant count at January 3, 2010	1,391	5,150	6,541
Opened	4	43	47
Closed	(2)	(32)	(34)
Sold to franchisees	(2)	2	-
Restaurant count at October 3, 2010	1,391	5,163	6,554

Arby’s restaurant count:
Restaurant count at January 3, 2010	1,169	2,549	3,718
Opened	-	31	31
Closed	(12)	(75)	(87)
Sold to franchisees	(11)	11	-
Restaurant count at October 3, 2010	1,146	2,516	3,662

Total Wendy’s/Arby’s restaurant count at October 3, 2010	2,537	7,679	10,216

Sales
Change
(In Millions)

Wendy’s	$(15.7)
Arby’s	(85.9)
Bakery and kids’ meal promotion items sold to franchisees	3.0
$(98.6)

The overall decrease in sales was primarily due to the decline in Wendy’s and Arby’s North America Company-owned same-store sales of 2.0% and 9.9%, respectively.  Wendy’s and Arby’s North America Company-owned same-store sales were impacted by the same generally negative economic trends and competitive pressures described above and in our Form 10-K, as well as severe winter weather in February 2010.

Wendy’s North America Company-owned same-store sales decreased 2.0%, of which 2.1% was due to a decrease in the number of U.S. customer transactions in the first nine months of 2010 as compared to the first nine months of 2009 which was partially offset by (1) an approximate 1% blended price increase taken primarily in late 2009 and (2) a $19.6 million positive impact from foreign currency translation for the nine months ended October 3, 2010 as compared to the same period in 2009.  Wendy’s locations sold or closed during or subsequent to the nine months ended September 27, 2009 generated $10.7 million of sales in that 2009 period, which was partially offset by sales of $4.8 million in the first nine months of 2010 from new stores opened subsequent to the third quarter of 2009.

Arby’s North America Company-owned same-store sales were impacted by the effects of (1) a decline of approximately 1.0% in same-store sales due to a new product introduction in the 2009 first quarter, which did not recur in 2010, (2) a decrease of approximately 1.3% due to certain in-store promotional discounts offered during the nine months ended September 27, 2009, which did not recur in 2010, (3) a decrease of 8.9% in our average per customer check amount primarily as a result of the expansion in 2010 of Arby’s everyday value strategy, and (4) a reduction in advertising expenditures.  Arby’s locations sold or closed during or subsequent to the nine months ended September 27, 2009 generated $7.1 million of sales in that 2009 period, which was partially offset by sales of $6.0 million in the first nine months of 2010 from stores acquired from a franchisee subsequent to the third quarter of 2009.

Franchise Revenues
Change
(In Millions)

Wendy’s	$(1.4)
Arby’s	(4.2)
$(5.6)

The overall decrease in franchise revenues for Wendy’s and Arby’s North America franchised restaurants was primarily due to the same factors discussed above for the third quarter 2010.

Cost of Sales
Change

Wendy’s	(0.5) % points
Arby’s	2.2 % points
Consolidated	0.3 % points

The decrease in Wendy’s North America Company-owned restaurant cost of sales as a percentage of sales in the first nine months of 2010 as compared to the first nine months of 2009 was primarily attributable to decreases in food and paper costs of 0.3% points and in restaurant labor costs of 0.4% points.  The decrease in food and paper costs as a percentage of sales was primarily due to a 0.4% point decline in food costs from the approximate 1% blended price increase taken primarily in late 2009.  The overall decrease in food and paper costs as a percentage of sales was partially offset by an increase of 0.5% points in commodity costs.  Wendy’s restaurant labor costs decreased as compared to the first nine months of 2009 due to a 0.6% point decrease in incentive compensation expense, mostly offset by a 0.4% point increase due to the deleverage effect of the decline in Wendy’s same-store sales without similar reductions in fixed and semi-variable costs.  There are no other individually significant factors comprising the remaining declines in Wendy’s food and paper and restaurant labor costs.

As a percentage of sales, Arby’s North America Company-owned restaurant cost of sales increased in the first nine months of 2010 as compared to the first nine months of 2009 due to higher restaurant labor costs and higher occupancy, advertising, and other expenses, partially offset by a decrease in food and paper costs.  Restaurant labor costs and occupancy, advertising, and other operating expenses were mainly impacted by increases of 1.8% points and 1.5% points, respectively, due to the deleverage effect of the decline in Arby’s same-store sales without similar reductions in fixed and semi-variable costs excluding advertising.  The increase in Arby’s occupancy, advertising, and other operating costs was offset in part by a 1.0% point decrease in advertising expenditures.  The decrease in food and paper costs was comprised principally of a 1.1% point decrease related to certain in-store promotional discounts offered during the first nine months of 2009, which did not recur during the first nine months of 2010, partially offset by a 0.5% point increase in commodity costs.

General and Administrative
Change
(In Millions)

Compensation	$(7.1)
Integration costs	(6.2)
Incentive compensation	(4.9)
Legal fees	(3.7)
SSG co-op agreement	4.9
Severance	3.0
Provision for doubtful accounts	3.2
Other, net	1.5
$(9.3)

The decrease in general and administrative expenses was primarily related to (1) reductions in staffing at our shared services center in Atlanta, Georgia, (2) decreases in Wendy’s–related integration costs resulting from the completion of integration efforts in early 2010, (3) decreases in incentive compensation accruals due to lower operating performance as compared to plan in 2010 versus 2009, and (4) a $2.8 million reduction in legal reserves for certain previously accrued legal matters. The decreases were partially offset by (1) an increase related to the formation of the SSG in 2010 as discussed above in “Introduction and Executive Overview – Related Party Transactions,” (2) severance costs related to the termination of certain senior Arby’s executives, and (3) an increase in the provision for doubtful accounts primarily associated with the collectability of certain franchisee receivables.

Depreciation and Amortization
Change
(In Millions)

Wendy’s restaurants, primarily properties	$(11.0)
Arby’s restaurants, primarily properties	(1.5)
General corporate	6.6
$(5.9)

The decrease in depreciation and amortization was primarily related to (1) an adjustment in the prior year of $6.5 million related to a one-time increase in depreciation as a result of refinements to the Wendy’s purchase price allocation (including long-lived assets) and (2) a reduction in depreciation related to Wendy’s and Arby’s previously impaired long-lived assets. These decreases were partially offset by increases in the amortization of software and related costs capitalized in connection with the establishment of the shared services center.

Impairment of Long-Lived Assets
Change
(In Millions)

Wendy’s restaurants, primarily properties at underperforming locations	$20.4
Arby’s restaurants, primarily properties at underperforming locations	(7.9)
$12.5

As a result of a determination that there were events or changes in circumstances which indicated that the carrying amount of the Wendy’s long-lived assets may not be recoverable, we performed a test for impairment during the third quarter of 2010 and recorded impairment charges primarily from certain underperforming Wendy’s restaurants.  These charges were offset by a decline in Arby’s Company-owned restaurants impairment due to the level of impairment charges taken in prior periods.

Interest Expense
Change
(In Millions)

10% senior notes	$29.8
Term Loan	1.0
Amortization of deferred financing costs	(6.1)
Wendy’s debt	(5.7)
Wendy’s interest rate swaps	(5.4)
Other	1.7
$15.3

The increase in interest expense was principally affected by (1) interest on the Wendy’s/Arby’s Restaurants 10% senior notes issued in June 2009 and (2) the difference in interest expense between the comparable outstanding principal during the nine months in 2010 and 2009 under the Term Loan issued in May 2010 and the Arby’s credit agreement as partially offset by the lower effective interest rate of the Term Loan as compared to the Arby’s credit agreement.  The increase in interest expense was partially offset by (1) the effect of the 2009 first half write-off of deferred debt costs relating to prepayments on the term loan under the prior Arby’s credit agreement, (2) the redemption of the Wendy’s 6.25% senior notes in the second quarter of 2010 as further described in “Liquidity and Capital Resources – Long-term Debt – Credit Agreement” below, and (3) a favorable impact of interest rate swaps on the Wendy’s 6.20% and 6.25% senior notes entered into during 2009 and 2010. This favorable impact included a $1.9 million gain on the cancellation of the swaps related to the Wendy’s 6.25% senior notes in connection with their redemption in the second quarter of 2010.

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

Benefit from (Provision for) Income Taxes
Change
(In Millions)
Federal and state provision on variance in income before income taxes	$(19.6)
Foreign tax credits, net of tax on foreign earnings	(3.5)
Valuation allowance reduction	(2.5)
Other	(4.4)
$(30.0)

Our income taxes were impacted by variations in (loss) income before income taxes in the first nine months of 2010 and 2009, the tax benefit of foreign tax credits, net of tax on foreign earnings resulting from the third quarter 2010 repatriation of foreign earnings, and by a reduction in valuation allowances related to state tax matters.

Outlook for the Remainder of 2010

There are no material changes to the outlook for 2010 as discussed in our Form 10-K, except that restaurant margins for both of our brands will be somewhat negatively impacted by the continuing effect of increases in the cost of commodities experienced during the third quarter of 2010 as described above in “Cost of sales.”

In addition, we anticipate that the decline in average per customer check amount at Arby’s Company-owned restaurants as described above in “Sales” will be in part offset in the fourth quarter by an increase in customer transactions.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $171.0 million for the nine months ended October 3, 2010 as compared to $276.4 million for the same period in 2009.  The significant components, which accounted for the overall decrease in net cash provided by operating activities of $105.4 million for the first nine months of 2010 as compared to the first nine months of 2009 were as follows:

Change
(In Millions)

Accrued expenses and other current liabilities:
Interest	$(37.8)
Incentive compensation	(33.5)
Income taxes	(29.4)
Funding of QSCC start-up costs	(11.8)
Accounts payable	42.1
Tax sharing payment	10.4
Net income, net of non-cash adjustments	(39.6)
Other, net	(5.8)
$(105.4)

The net decrease in the comparative operating cash flow principally resulted from an increase in (1) interest payments in the first nine months of 2010 primarily due to the interest payments in January and July 2010 on the Wendy’s/Arby’s Restaurants 10% senior notes, partially offset by an increase in interest expense accruals, (2) amounts paid under the Company’s incentive compensation plans in 2010 versus 2009 for fiscal 2009 and fiscal 2008, respectively, combined with a decrease in amounts accrued in 2010 due to lower operating performance as compared to plan in 2010 versus 2009, (3) income tax payments combined with a decrease in income tax accruals primarily due to variations in (loss) income before income taxes in the first nine months of 2010 and 2009, and (4) funding for start-up costs and other operating expenses paid to QSCC.  These changes were partially offset by Federal and state income tax payments made to Wendy’s/Arby’s under a tax sharing agreement which are settled in cash with Wendy’s/Arby’s, and the net impact of the following, which affected accounts payable: (1) a reduction in the amounts payable to the Wendy’s national advertising cooperative in the first nine months of 2010 as compared to the same period in 2009 due to changes in the timing and nature of amounts due, (2) a decrease in the number and amount of non-recurring items more typically included in accounts payable rather than accrued expenses, and (3) a decrease in the volume of transactions processed as received from third parties, due in part to the decrease in sales, for the first nine months of 2010 as compared to the first nine months of 2009.

We expect continued positive cash flows from operating activities during the remainder of 2010.

Additionally, for the nine months ended October 3, 2010, we had the following significant sources and uses of cash other than from operating activities:

•	Proceeds from the Term Loan of $497.5 million;
•	Dividend payments of $443.7 million to Wendy’s/Arby’s;
•	Repayment of $250.8 million of Wendy’s/Arby’s Restaurants amended senior secured term loan;
•	Payment of $215.0 million, including a premium of $15.0 million to redeem the Wendy’s 6.25% senior notes;
•
Cash capital expenditures totaling $94.7 million, which included $30.7 million for the remodeling of restaurants, $6.1 million for the construction of new restaurants, and $8.0 million for software purchases. The remaining capital expenditures were primarily related to various technology projects and store maintenance capital expenditures; and

•	Deferred financing costs of $16.3 million.

The net cash used in our operations before the effect of exchange rate changes on cash was approximately $343.2 million.

Sources and Uses of Cash for the Remainder of 2010

Our anticipated consolidated cash requirements for the remainder of 2010, exclusive of operating cash flow requirements, consist principally of:

•	Cash capital expenditures of approximately $50.3 million, which would result in total cash capital expenditures for the year of approximately $145 million;
•	Scheduled debt principal repayments aggregating $4.2 million;
•	Scheduled payments of $2.9 million pursuant to the QSCC and SSG co-op agreements; and
•	The costs of any potential business acquisitions or financing activities.

Based upon current levels of operations, we expect that cash flows from operations and available cash will provide sufficient liquidity to meet operating cash requirements for the next twelve months.

Long-term Debt

The following is an explanation of changes in certain debt obligations since January 3, 2010, as discussed in our Form 10-K:

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

The Term Loan was issued at 99.5% of the principal amount, which represented an original issue discount of 0.5% and resulted in net proceeds paid to us of $497.5 million. The $2.5 million discount is being accreted and the related charge included in interest expense through the maturity of the Term Loan. The Term Loan will mature on May 24, 2017 and requires quarterly principal installments which commenced on September 30, 2010 equal to 1% per annum of the initial principal amount outstanding, with the balance payable on the maturity date.

The Credit Facility expires not later than May 24, 2015. An unused commitment fee of 50 basis points per annum is payable quarterly on the average unused amount of the Credit Facility until the maturity date.

The interest rate on the Term Loan is based on (i) the Eurodollar Rate as defined in the Credit Agreement (but not less than 1.50%), plus 3.50%, or a Base Rate, as defined in the Credit Agreement (but not less than 2.50%), plus 2.50%. Since the inception of the Term Loan we have elected to use the Eurodollar Rate which resulted in an interest rate on the Term Loan of 5.00% as of October 3, 2010.

We incurred approximately $16.4 million in costs related to the Credit Agreement, which is being amortized to interest expense over the Term Loan’s term utilizing the effective interest rate method.

Proceeds from the Term Loan were used to (1) repay approximately $253.8 million of existing indebtedness, including fees and interest, under the then existing Wendy’s/Arby’s Restaurants amended senior secured term loan scheduled to be due in 2012, (2) redeem the Wendy’s 6.25% senior notes scheduled to be due in 2011, and (3) pay fees and expenses related to the Credit Agreement. The remaining Term Loan proceeds are expected to be used for working capital and other general corporate purposes.

The Company recognized a loss on early extinguishment of debt of $26.2 million in the second quarter of 2010, related to the repayment of debt from the proceeds from the Term Loan. This loss consisted of (1) a $15.0 million premium payment required to redeem the Wendy’s 6.25% senior notes, (2) $5.5 million for the write-off of the unaccreted discount of the Wendy’s 6.25% senior notes (recorded in connection with the Wendy’s merger), and (3) $5.7 million for the write-off of deferred costs associated with the repayment of the prior senior secured term loan.

The affirmative and negative covenants in the Credit Agreement include, among others, preservation of corporate existence; payment of taxes; and maintenance of insurance; and limitations on: indebtedness (including guarantee obligations of other indebtedness); liens; mergers, consolidations, liquidations and dissolutions; sales of assets; dividends and other payments in respect of capital stock; investments; payments of certain indebtedness; transactions with affiliates; changes in fiscal year; negative pledge clauses and clauses restricting subsidiary distributions; and material changes in lines of business.  The financial covenants contained in the Credit Agreement are (i) a consolidated interest coverage ratio, (ii) a consolidated senior secured leverage ratio, and (iii) a consolidated senior secured lease adjusted leverage ratio.    Wendy’s/Arby’s Restaurants was in compliance with all covenants of the Credit Agreement as of October 3, 2010.

The indentures that govern Wendy’s 6.20% Senior Notes and 7% Debentures (the “Wendy's Notes”) contain covenants that specify limits on the incurrence of indebtedness. We were in compliance with these covenants as of October 3, 2010 and project that we will be in compliance with these covenants for the next twelve months.

A significant number of the underlying leases in the Arby’s restaurants segment for sale-leaseback obligations and capitalized lease obligations, as well as the operating leases, require or required periodic financial reporting of certain subsidiary entities within ARG or of individual restaurants, which in many cases have not been prepared or reported. The Company has negotiated waivers and alternative covenants with its most significant lessors which substitute consolidated financial reporting of ARG for that of individual subsidiary entities and which modify restaurant level reporting requirements for more than half of the affected leases.  Nevertheless, as of October 3, 2010, the Company was not in compliance, and remains not in compliance, with the reporting requirements under those leases for which waivers and alternative financial reporting covenants have not been negotiated. However, none of the lessors has asserted that the Company is in default of any of those lease agreements. The Company does not believe that such non-compliance will have a material adverse effect on its condensed consolidated financial position or results of operations.

Interest Rate Swaps

In connection with the redemption of the Wendy’s 6.25% senior notes discussed above under “Credit Agreement,” we cancelled four interest rate swaps with notional amounts totaling $175.0 million that had swapped the fixed rate interest rates on these senior notes for floating rates.  We recognized a gain on the cancellation of $1.9 million in the second quarter of 2010, which is included in “Interest expense.”

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

Dividends

During the 2010 first nine months, $443.7 million of dividends were paid to Wendy’s/Arby’s. The dividends paid to Wendy’s/Arby’s during the 2010 second quarter included $325.0 million as specifically permitted under the terms of the Credit Agreement. As of October 3, 2010, under the terms of the Credit Agreement, there was $21.1 million available for the payment of dividends directly to Wendy’/Arby’s.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are set forth in our Form 10-K.  As further described therein, the Company operates in two business segments consisting of its two restaurant brands; Wendy’s and Arby’s.  Each segment includes Company-owned restaurants and franchise operations which have been considered to be separate reporting units for purposes of assessing goodwill impairment.  Substantially all Wendy’s goodwill ($865.0 million at October 3, 2010) relates to Wendy’s franchise operations.  Arby’s goodwill of $17.6 million relates entirely to Arby’s franchise operations.

We test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired, using a two-step process. The fair value of the reporting unit is determined by management and is based on the results of (1) estimates we make regarding the present value of the anticipated cash flows associated with each reporting unit (the “income approach”) and (2) the indicated value of the reporting units based on a comparison and correlation of the Company and other similar companies (the “market approach”).

During the third quarter of 2010, we performed an interim goodwill impairment assessment as a result of a sustained decline in the market value of Wendy’s/Arby’s stock.  Our analysis evaluated the estimated fair value of each reporting unit relative to its carrying value based on a combination of the income and the market approach.  As a result of our interim test, we concluded that the fair value of each of Wendy’s and Arby’s reporting units exceeded their carrying amounts and no impairment of goodwill was therefore indicated.

The estimated fair value of our reporting units are subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment.  Should actual cash flows and our future estimates vary adversely from those estimates we use, we may be required to recognize goodwill impairment charges in future periods.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of October 3, 2010. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of October 3, 2010, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Part II.   OTHER INFORMATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

This Quarterly Report on Form 10-Q and oral statements made from time to time by representatives of the Company may contain or incorporate by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of the Company.  Those statements, as well as statements preceded by, followed by, or that include the words “may,” “believes,” “plans,” “expects,” “anticipates,” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  All statements that address future operating, financial or business performance; strategies or expectations; future synergies, efficiencies or overhead savings; anticipated costs or charges; future capitalization; compliance with covenants contained in agreements governing our indebtedness, adequacy of capital resources and anticipated financial impacts of recent or pending transactions are forward-looking statements within the meaning of the Reform Act.  The forward-looking statements are based on our expectations at the time such statements are made, speak only as of the dates they are made and are susceptible to a number of risks, uncertainties and other factors.  Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by our forward-looking statements.  For all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act.  Many important factors could affect our future results and could cause those results to differ materially from those expressed in or implied by the forward-looking statements contained herein.  Such factors, all of which are difficult or impossible to predict accurately, and many of which are beyond our control, include, but are not limited to, the following:

•	competition, including pricing pressures, aggressive marketing and the potential impact of competitors’ new unit openings on sales of Wendy’s and Arby’s restaurants;

•	consumers’ perceptions of the relative quality, variety, affordability and value of the food products we offer;

•	food safety events, including instances of food-borne illness (such as salmonella or E. coli) involving Wendy’s or Arby’s or their respective supply chains;

•	success of operating initiatives, including advertising and promotional efforts and new product and concept development by us and our competitors;

•
the impact of general economic conditions and high unemployment rates on consumer spending, particularly in geographic regions that contain a high concentration of Wendy’s or Arby’s restaurants, and the effects of war or terrorist activities;

•
changes in consumer tastes and preferences, such as concerns regarding the nutritional aspects of beef, poultry, french fries or other products we sell or concerns regarding the effects of disease outbreaks such as “mad cow disease” and avian influenza or “bird flu;”

•	changes in spending patterns and demographic trends, such as the extent to which consumers eat meals away from home;

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

•	availability, location and terms of sites for restaurant development by us and our franchisees;

•	development costs, including real estate and construction costs;

•	delays in opening new restaurants or completing remodels of existing restaurants;

•	the timing and impact of acquisitions and dispositions of restaurants;

•	our ability to successfully integrate acquired restaurant operations;

•	anticipated or unanticipated restaurant closures by us and our franchisees;

•	our ability to identify, attract and retain potential franchisees with sufficient experience and financial resources to develop and operate Wendy’s and Arby’s restaurants successfully;

•	availability of qualified restaurant personnel to us and to our franchisees, and the ability to retain such personnel;

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

•	the costs, uncertainties and other effects of legal, environmental and administrative proceedings;

•	the effects of charges for impairment of goodwill or for the impairment of long-lived assets due to deteriorating operating results; and

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

Item 1.  Legal Proceedings.

We are involved in litigation and claims incidental to our current and prior businesses.  We have reserves for all of our legal and environmental matters aggregating $4.4 million as of October 3, 2010. The outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to us. Based on currently available information, including legal defenses available to us, and given the aforementioned reserves and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.  Risk Factors.

In addition to the information contained in this report, you should carefully consider the risk factors disclosed in our Form 10-K, which could materially affect our business, financial condition or future results.  Except as described in this report, including the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in our Form 10-K and our Forms 10-Q for the quarters ended April 4, 2010 and July 4, 2010.

Our financial results are affected by the operating results of franchisees.

As of October 3, 2010, approximately 79% of the Wendy’s system and 69% of the Arby’s system were franchise restaurants.  We receive revenue in the form of royalties, which are generally based on a percentage of sales at franchised restaurants, rent and fees from franchisees.  Accordingly, a substantial portion of our financial results is to a large extent dependent upon the operational and financial success of our franchisees.  If sales trends or economic conditions worsen for our franchisees, their financial results may worsen and our royalty, rent and other fee revenues may decline.  In addition, accounts receivable and related allowance for doubtful accounts may increase.  When company-owned restaurants are sold, one of our subsidiaries is often required to remain responsible for lease payments for these restaurants to the extent that the purchasing franchisees default on their leases.  During periods of declining sales and profitability of franchisees, such as are currently being experienced by a significant number of Arby’s franchisees and a minimal number of Wendy’s franchisees, the incidence of franchisee defaults for these lease payments increases and we are then required to make those payments and seek recourse against the franchisee or agree to repayment terms.  Additionally, if franchisees fail to renew their franchise agreements, or if we decide to restructure franchise agreements in order to induce franchisees to renew these agreements, then our royalty revenues may decrease.  Further, we may decide from time to time to acquire restaurants from franchisees that experience significant financial hardship, which may reduce our cash and equivalents.

 As of October 3, 2010, there were approximately 500 Arby’s franchised restaurants with amounts payable to our subsidiary Arby’s Restaurant Group, Inc. (“ARG”) for royalties, rent and/or other fees that were at least 60 days past due.  The financial condition of a number of Arby’s franchisees was one of the factors that resulted in a net decrease of 31 and 33 in the number of franchised restaurants for fiscal 2009 and for the nine months ended October 3, 2010, respectively.  During those periods 74 and 75 franchised Arby’s restaurants were closed, respectively.  The trend of declining sales at franchised restaurants has resulted in decreases in royalties and other franchise revenues. In addition, Arby’s franchisee accounts receivable and related allowance for doubtful accounts have increased significantly, and may continue to grow as a result of the deteriorating financial condition of some of our franchisees. Franchisee financial difficulties and the closure of franchised restaurants have also caused reductions in the contributions to and extent of national and local advertising programs.  Continuation of these trends will further affect our revenues and may have a material adverse effect on our results of operations and financial condition.

AFA Service Corporation (“AFA”), an independently controlled advertising cooperative for the Arby’s system in which we have voting interests of less than 50%, previously entered into a revolving loan agreement with ARG pursuant to which ARG provided revolving loans up to $14.5 million.  During the third quarter of 2010, the parties agreed in principle to terms that extend the maturity to March 2012 with revolving loans up to $14.0 million bearing interest at 7.5%.  As of October 3, 2010, the outstanding balance under this agreement was $5.8 million and there were no amounts past due.  Due to declining sales and profitability of Arby’s franchisees, it is possible that our ability in the future to collect principal and interest payments from AFA could be adversely affected.

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

WENDY’S/ARBY’S RESTAURANTS, LLC. (Registrant)
Date: November 16, 2010	By: /s/ Stephen E. Hare
Stephen E. Hare
Senior Vice President and
Chief Financial Officer
(On behalf of the Company)

Date: November 16, 2010	By: /s/ Steven B. Graham
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